Form 10QSB
period 2005-06-30
SYDYS CORP
filed 2005-08-19
CIK 1309141

======================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________ to ___________

Commission File Number: 000-31289

SYDYS CORPORATION
 (Exact name of registrant as specified in its charter)

NEVADA	98-0418961
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

209 - 2741 East Hastings Street
Vancouver, British Columbia
Canada V5K 1Z8
 (Address of principal executive offices)

(604) 251-1206
 (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

=====================================================================================

PART I. - FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS.

Sydys Corporation		Statement 1
(A Development Stage Company)
Interim Balance Sheets
Expressed in US Funds

	As at	As at
	June 30,	September
	2005	30, 2004
ASSETS	(unaudited)	(audited)
Current
Cash and cash equivalents	$380	$11,770
Prepaids	1,082	355
	$1,462	$12,125

LIABILITIES
Current
Accounts payable	$19,156	$-
Accrued liabilities	2,000	2,374
Due to related party (Note 4)	254	200
	21,410	2,574

Going Concern (Note 2)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital Stock - Statement 3 (Note 3)
Authorized:
100,000,000 common shares with $0.001 par value
Issued, allotted and outstanding shares:
2,490,000 (2004 - 1,470,000) shares	2,490	1,470
Capital in excess of par value	23,210	13,230
Deficit Accumulated During the Development Stage - Statement 3	(45,648)	(5,149)
	(19,948)	9,551
	$1,462	$12,125

- See Accompanying Notes -

Sydys Corporation		Statement 2
(A Development Stage Company)
Interim Statements of Operations
Expressed in US Funds
Unaudited

	Cumulative
	(February	Nine	Three
	9,	Months	Months
	2004 to	Ended	Ended
	June 30,	June 30,	June 30,
	2005)	2005	2005
Expenses
Accounting and legal fees	$43,114	$38,096	$14,263
General and administrative expenses	2,534	2,403	1469
Loss for the Period	$(45,648)	$(40,499)	$(15,732)

Weighted Average Number of Shares Outstanding		2,426,044	2,470,000

Loss per Common Share - Basic and Diluted		$(0.02)	$(0.01)

- See Accompanying Notes -

Sydys Corporation				Statement 3
(A Development Stage Company)
Interim Statements of Stockholders' Equity (Deficiency)
Expressed in US Funds
Unaudited

				Deficit Accumulated
	Common Shares		Capital in Excess of	During the Development
	Shares	Amount	Par Value	Stage	Total
Inception - February 9, 2004	300,000	$300	$2,700	$-	$3,000
Common shares issued for cash	1,170,000	1,170	10,530	-	11,700
Loss for the period	-	-	-	(5,149)	(5,149)

Balance - September 30, 2004	1,470,000	1,470	13,230	(5,149)	9,551
Common shares issued for cash	1,000,000	1,000	9,000	-	10,000
Loss for the period	-	-	-	(19,711)	(19,711)

Balance - December 31, 2004	2,470,000	2,470	22,230	(24,860)	(160)
Common shares issued for cash	-	-	-	-	-
Loss for the period	-	-	-	(5,056)	(5,056)

Balance - March 31, 2005	2,470,000	2,470	22,230	(29,916)	(5,216)
Common shares allotted for cash (Note 3c)	20,000	20	980	-	1,000
Loss for the period	-	-	-	(15,732)	(15,732)

Balance - June 30, 2005	2,490,000	$2,490	$23,210	$(45,648)	$(19,948)

- See Accompanying Notes -

Sydys Corporation	Statement 4
(A Development Stage Company)
Interim Statements of Cash Flows
Expressed in US Funds
Unaudited

	Cumulative	Nine	Three
	February 9,	Months	Months
	2004 to	Ended	Ended
	June 30,	June 30,	June 30,
Cash Resources Provided By (Used In)	2005)	2005	2005
Operating Activities
Loss for the period	$(45,648)	$(40,499)	$(15,732)
Changes in operating assets and liabilities:
Prepaids	(1,082)	(727)	(733)
Accounts payable	19,156	19,156	14,472
Accrued liabilities	2,000	(374)	-
	(25,574)	(22,444)	(1,993)

Financing Activities
Advances from related party	254	54	54
Issuance of capital stock	25,700	11,000	1,000
	25,954	11,054	1,054

Net Increase in Cash and Cash Equivalents	380	(11,390)	(939)
Cash and cash equivalents - Beginning of period	-	11,770	1,319
Cash and Cash Equivalents - End of Period	$380	$380	$380

- See Accompanying Notes -

Sydys Corporation
(A Development Stage Company)
Notes to Interim Financial Statements
June 30, 2005
Expressed in US Funds
Unaudited

1.	Organization and Summary of Significant Accounting Policies

	a)	Organization and Nature of Business

Sydys Corporation (the "Company") is a Nevada corporation incorporated on February 9, 2004. It is based in Vancouver, British Columbia, Canada. The Company's fiscal year end is September 30.

The Company will be offering various types of online advertising to its customers. The most common media formats or Ad types being sold are Banner, Pop Up, Pop Under, Pop In and Flash (Interactive) Ads. The Company will derive its revenue from the purchase and resale of advertising space that brings together advertisers and publishers. Advertising space will be bought and sold and tracked through the Company's adserving technology called AdX software, which runs on powerful computer servers.

To date, the Company's activities have been limited to its formation and the raising of equity capital. The Company will be serving ads using an open source traffic server called PHPAdsNew that can be obtained at no charge without any restrictions from http://phpadsnew.com. The Company will be calling the traffic server AdX. Further development will be required to integrate the software to meet the Company's needs and to adapt this software to the Company's own specifications dependent upon the Company's customers' needs. This development has yet to be commenced as at period end. One of the Company's websites has been partially developed and a business plan has been developed by the Company's officers over the past six months but is considered part of the set up of the Company and no value has been attributed to this, accordingly there has been no value recorded in the financial statements. If there had been a value assigned it would be inconsequential given the time commitment to these tasks. In the current development stage, management anticipates incurring substantial additional losses as the Company implements its business plan.

	b)	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by management and, therefore, do not include all information and footnotes required by United States generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements and notes for the period ended September 30, 2004. These statements do include all normal recurring adjustments, which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended September 30, 2005. Cumulative amounts include amounts since inception of development stage on February 9, 2004.

Sydys Corporation
(A Development Stage Company)
Notes to Interim Financial Statements
June 30, 2005
Expressed in US Funds
Unaudited

2.	Going Concern

As of June 30, 2005, the Company was not currently engaged in an operating business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (Note 1a) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

In response to these problems, the Company has planned the following actions:
	*	The Company intends to raise a minimum of $50,000 through public or private placement offerings. There can be no assurances, however, that the offerings will be successful.
	*	If the offering is successful, the Company intends to start developing its AdX software and website for proprietary use.
	*	If the offering is unsuccessful, the Company will suspend or cease operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Capital Stock

	a)	Authorized Stock

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

	b)	Share Issuance
During the current period, the Company has issued 1,000,000 common shares for total proceeds of $10,000.

	c)	Share Allotment

As of June 30, 2005, the Company was in the process of making a public offering of shares. In this regard, the Company has allotted 20,000 shares for total proceeds of $1,000. The shares will be issued once the offering is complete.

4.	Due to Related Party

As of June 30, 2005, the Company was obligated to a director and officer, and a shareholder, for a non-interest bearing demand loan with a balance of $254.

Sydys Corporation
(A Development Stage Company)
Notes to Interim Financial Statements
June 30, 2005
Expressed in US Funds
Unaudited

5.	Income Taxes

The potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward for future years. As at the year ended September 30, 2004, the Company has a tax loss of $5,149 to offset future years taxable income expiring in fiscal 2024.

As at June 30, 2005, the estimated components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount valuation allowance are scheduled below:
2005
	Cumulative Net Operating Loss (from inception to June 30, 2005)	$45,648
	Statutory Tax Rate - (combined federal and state tax rate)	34%
	Deferred Tax Asset	15,520
	Valuation Allowance	(15,520)
	Net Deferred Tax Asset	$-

6.	New Accounting Pronouncements

Recent accounting pronouncements that are listed below, did not and / or are not currently expected to have a material effect on the Company's financial statements.

FASB Statements:
	*	Number 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections;
	*	Number 146, Accounting for Costs Associated with Exit or Disposal Activities;
	*	Number 147, Acquisitions of Certain Financial Institutions - An amendment of FASB Statements No. 27 and 144 and FASB Interpretation No. 9;
	*	Number 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123;
	*	Number 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;
	*	Number 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

FASB Interpretations:
*

Number 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34;

	*	Number 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.

Sydys Corporation
(A Development Stage Company)
Notes to Interim Financial Statements
June 30, 2005
Expressed in US Funds
Unaudited

7.	Subsequent Events

Subsequent to June 30, 2005, the Company received $8,500 for 170,000 shares in connection to its current public offering.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued, in our last audited financial statements, a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out suppliers for products to sell and source out customers to buy our products. We believe the technical aspects of our websites will be sufficiently developed to use for our operations 60 days from the completion of our offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. We will not begin operations until we raise money from our offering.

On June 6, 2005, our public offering was declared effective by the SEC (SEC file no. 333-120893). We are offering up to a total of 4,000,000 shares of common stock in a direct public offering, without any involvement of underwriters or broker-dealers, 1,000,000 shares minimum, 4,000,000 shares maximum. The offering price is $0.05 per share. Further, some of our shareholders are also selling shares of common stock in this offering. Our selling shareholders are selling 2,470,000 shares of common stock. These shares will be sold at an offering price of $0.05 per share. Of the 2,470,000 shares offered by the selling shareholders, 1,300,000 are being offered by our officers and directors.

We have raised $1,000 by selling 20,000 shares of our common stock at $0.05 per share, to 1 shareholder as at June 30, 2005. Subsequent to June 30, 2005 the company allotted 170,000 common stock at $0.05 per share to 4 shareholders for total proceeds of $8,500.00 in connection to its current public offering.

To meet our need for cash we are attempting to raise money from our public offering. We believe that we will be able to raise enough money through our public offering to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we raise the minimum or the maximum amount from this offering and achieve our estimated revenue forecasts we expect to have sufficient cash flow for the next twelve months.

If we are unable to generate revenues as expected we believe we will be able to meet our cash requirements for the twelve months following the completion of our offering if we raise the maximum amount. If we raise the minimum amount and are unable to achieve revenues as expected we believe we will be able to meet our cash requirements for the next twelve months. After that, we will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

If we raise less than the maximum amount and we need more money we will have to revert to obtaining additional money as described in the preceding paragraphs. Other than as described above, we have no other financing plans.

The table below sets forth the use of proceeds if $50,000 or $200,000 of the offering is sold.

	$50,000	$200,000

Gross proceeds	$50,000	$200,000
Offering expenses
Legal Fees	$10,000	$10,000
Printing prospectus	$2,000	$2,000
Accounting and auditing fees	$6,500	$6,500
State securities blue sky fees	$2,000	$2,000
Transfer agent fees	$3,000	$3,000
SEC filing fees	$100	$100
Miscellaneous unforeseen expenses	$1,400	$1,400
Total Offering Expenses	$25,000	$25,000
Net proceeds	$25,000	$175,000

The net proceeds will be used as follows:

Hardware	$1,000	$17,000
Software	$10,000	$80,000
Website	$5,000	$5,000
Marketing and advertising	$5,000	$25,000
Salaries	$0	$36,000
Working capital	$4,000	$12,000
Total Net Proceeds	$25,000	$175,000

Hardware is comprised of the acquisition of computers for the delivery of advertisements from publishers to advertisers and office computers for desktop use. If the minimum is raised, we will lease two computer servers for $1,000. If the maximum is raised we will purchase three computer servers and two desktop computers.

Software costs are the costs associated with development of the software used to deliver and track advertisements between publishers and advertisers. The ad serving technology is called AdX. The more money we raise, the more money will spend on developing our software and the more intricate the software will become.

Assets will be purchased from unaffiliated third parties at the market price for the assets. As of the date hereof, we have not identified the persons from whom we will purchase the assets.

Website costs are related to further development of our existing trafficaces website and development of two additional sites. The trafficaces website will be used for our reseller customers. It will provide information about us, will explain our services and provide information on how to open a reseller account. This site will also have a publisher sign up page and will be integrated into the AdX traffic server software. We have budgeted $2,000 for further development of this partially developed website. We have plans to develop a corporate website www.sydys.com which will be an informational site only and will disclose information about us. We have registered the www.sydys.com domain name. We have budgeted $1,000 for development of this site. A new site for advertisers similar to the trafficaces website will be developed at a budgeted cost of $2,000. It will present specific advertising packages that can purchased and it will also integrate into the AdX traffic server software.

Marketing and advertising is related to the design and purchase of various types of online advertisements which will promote our services to customers. The cost of developing the campaign is estimated to cost between $5,000 to $25,000.

If we raise $200,000 in this offering, we intend to pay two software developers and one customer service representative.

Working capital is the cost related to operating our office. It is comprised of expenses for telecommunications, mail, stationary, accounting, acquisition of office equipment and supplies, expenses of filing reports with the SEC, travel, and general working capital.

Plan of Operation

Assuming we raise the minimum amount in this offering, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development other than the development of AdX and the completion of our websites. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

Upon completion of our public offering, our specific goal is to profitably sell online advertisements through our Internet websites to website owners, ad resellers and corporations. We intend to accomplish the foregoing through the following milestones:

1.   Complete our public offering. We believe that we will raise sufficient capital to begin our operations. We believe this could take up to 180 days from the date the Securities and Exchange Commission declares our offering effective. We will not begin operations until we have closed this offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2.   As soon as our public offering is completed, we intend to acquire computer hardware, for the delivery of advertisements to customers. If the minimum is raised we will lease the computer hardware and if the maximum is raised we will purchase the hardware at a cost $17,000 which will take one week.

3.   At the same time we will begin to develop AdX. Development and refinement of AdX will continue during the life of our operation or until it becomes obsolete. Cost of developing AdX will cost between $10,000 and $80,000 depending on amount raised.

4.   At the same time, we will establish our other websites and initiate our marketing and advertising campaign. Our marketing and advertising campaign will be ongoing and continue during the life or our operations. We have allocated between $5,000 and $25,000 for our marketing and advertising campaign.

5.   We believe our websites will be fully operational approximately sixty days after we complete our public offering. The cost of establishing our websites will be $5,000.

6.   Within 90 days from completion of our public offering, we should begin generating revenues.

In summary, we should be in full operation and receiving orders within 100 days of completing our public offering. We believe that by this time we will be receiving orders and generating revenues. We believe that we will generate sufficient revenues to remain in business during the next twelve months. Our officers base this belief on their work and life experiences, however, there is no assurance that we will in fact be able to accomplish this objective in the foregoing time constraints.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in the start-up stage of operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Results of Operations

From Inception on February 9, 2004 to June 30, 2005

During the period we incorporated the company, hired an attorney, and hired an auditor for the preparation of our registration statement. We created an Internet website with the domain name www.trafficaces.com. Our loss since inception is ($45,648) of which $43,114 is for legal fees and audit fees in connection with this offering. $2,534 is for general office costs. We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations 100 days after we complete our public offering.

Since inception, we have issued and allotted 2,490,000 shares of common stock to 20 persons including our officers and directors and raised $25,700. Sales were made pursuant to Regulation S of the Securities Act of 1933.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 300,000 shares of common stock to Jason Baybutt on March 3, 2004; 700,000 shares to Christopher Schilling on October 12, 2004; and 300,000 shares to Byron O'Brien on October 12, 2004, under the exemption from registration contained in Regulation S of the Securities Act of 1933.This was accounted for as a sale of common stock.

We also issued an additional 1,190,000 shares of common stock to 16 persons under the exemption from registration contained in Regulation S of the Securities Act of 1933.This was accounted for as a sale of common stock.

As of June 30, 2005, our total assets were $1,462 in cash and cash equivalents and prepaids and our total liabilities were $21,410 comprised of accounts payable, accrued liabilities and shareholder loan.

ITEM 3.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report (the Evaluation Date). Based on such evaluation, they have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no changes in our internal controls or, in other factors that could affect the our disclosure controls and procedures subsequent to the date we carried out this evaluation.

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On June 6, 2005, our public offering was declared effective by the SEC (SEC file no. 333-120893). We have raised $1,000 by selling 20,000 shares of our common stock at $0.05 per share, to 1 shareholder as at June 30, 2005. Subsequent to June 30, 2005 the company has allotted 170,000 common stock at $0.05 per share to 4 shareholders for total proceeds of $8,500.00 in connection to its current public offering. There was no underwriter involved in our public offering.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 10-QSB.

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of August, 2005.

SYDYS CORPORATION
(Registrant)

BY:	/s/ Christopher Schilling
Christopher Schilling, President, Principal Executive Officer and a member of the Board of Directors

BY:	/s/ Jason Baybutt
Jason Baybutt, Secretary, Treasurer, Principal Financial Officer and a member of the Board of Directors