Form 10KSB
period 2005-09-30
SYDYS CORP
filed 2006-01-13
CIK 1309141

============================================================================================

FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the fiscal year ended September 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the transition period from

SYDYS CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	333-120893	98-0418961
(State of other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

209 - 2741 East Hastings Street
Vancouver, British Columbia
Canada V5K 1Z8
(Address of principal executive offices)

(604) 251-1206
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ]

=============================================================================================

The aggregate market value of the voting stock held by non-affiliates of the registrant was $22,000.00 as of December 29, 2005.

Number of shares outstanding of the registrant's class of common stock, as of December 31, 2005: 3,500,000.

The Company recorded $0.00 of revenues for its most fiscal year ended September 30, 2005.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on February 9, 2004. We have not started operations. We have created two websites (www.trafficaces.com and www.targetedads.net) that will be used to promote our proposed business. We have not generated any revenues and the only operations we have engaged in are the creation of the website and the development of a business plan. We maintain our statutory registered agent is Laughlin International located at 2533 N. Carson Street, Carson City, Nevada 89706. Its telephone number is (887) 273-8152 and our business office is located at 2741 East Hastings Street, Suite 209, Vancouver, British Columbia, Canada V5K 1Z8. Our telephone number is (604) 251-1206. We occupy this office at no charge as it is the principal residence of Jason Baybutt, our chief financial officer and a member of our board of directors.

We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause this plan to change.

We have begun limited operations. Our plan of operation is forward looking and there is no assurance that we will ever begin operations.

We have not conducted any market research into the likelihood of success of our operations or the acceptance of our services by the public.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

Operations to Date

Our operations to date have consisted of the development of the www.trafficaces.com website, our corporate website (www.sydys.com) and the development of our www.targetedads.net website. The company will be serving ads using an open source traffic server obtained free of charge without any restrictions. We have begun limited operations. The trafficaces website will be used for our reseller customers. It does not currently allow us to conduct business with resellers as it does not interface with our AdX traffic server nor does it have complete information and pricing for our services.

The Company will be serving ads using an open source traffic server software called PHPAdsNew that can be obtained at no charge without any restrictions from http://phpadsnew.com. We will be calling the traffic server AdX. Development will be required to integrate the software to meet our Companys needs and to adapt this software to our own specifications dependent upon our customers needs. AdX is currently operational and meets the most basic requirements of serving ads. The immediate tasks required will be to integrate the software into our websites, test it and debug the software.

Once the websites and AdX are tested and integrated we can begin the process of locating publishers, resellers and advertisers. We currently do not have any publishers, resellers or advertisers.

Planned Services

We intend to locate publishers and sell their advertising inventory to our customers. Publishers are websites that sell space for advertising. We will contact publishers directly to purchase their advertising inventory and then our customers will then purchase the necessary advertising from us based on their needs. Fees are based upon the quantity of "visitors" to a website and the amount of time that customer wants the advertisement to run.

The most common types of Internet advertisements are Banner, Pop Up, Pop Under, Pop In and Flash ads. Banner ads are pictures at the top or side of web pages. Pop Up ads are ads which display as a separate window from the web page you are looking at. Pop Under ads are similar to pop up ads but appear behind the web page you are looking at. Pop In ads appear as a window which moves in front of the web page you are looking at and is normally smaller in size than a pop up and Flash ads are essentially movies which can be shown in any of the ad formats already mentioned above.

Advertising space will be bought and sold and tracked meticulously through our AdX software which runs on computer servers.

AdX Software

We will be serving ads using an open source traffic server software called PHPAdsNew that can be obtained at no charge without any restrictions from http://phpadsnew.com. We will be calling the traffic server AdX. AdX is developed in PHP and mysql and runs on Intel I386 Platform using apache webserver software.

We have no patents, copyrights or trademarks to protect it and do not intend to offer licensing fees as it was developed as an open source product and is therefore free to use.

AdX software performs the delivery of ads to a customers desktop. The software handles the volume, type of ad and timeframe in which the ads are delivered. AdX also targets ads based on category of interest and country to be delivered.

AdX is currently operational and meets the most basic requirements of serving ads. We will develop AdX features as necessary on an ongoing basis dependent upon working capital. We are unaware if AdX will be able to meet the needs of the business going forward.

Websites

We currently have our www.trafficaces.com and www.targetedads.net websites developed for use in promoting our services that was developed by our officers. Our Corporate website www.sydys.com has been completed. We will be hosting our websites with NetNation who will provide the following services and products for the website hosting: disk space, bandwidth, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support and unlimited FTP access. If NetNation is no longer able to provide services for our website and our AdX software we will be able to obtain the services of Peer 1 Networks or In2net Network Inc. both of which are located in the Vancouver, British Columbia area. Alternate additional suppliers are prevalent and easy access without potential interruption to our business.

The trafficaces website is simply an informational site only describing our service and the types and rates of ads we offer. Once a reseller is signed up with us, he uses AdX to buy advertising from us and we deliver ads to him and he sells them to his customer base. The targetedads website will used for our retail sales.

Distribution Methods of the Products and Services

We will sell ads both direct to the consumer and through its reseller channel.

Direct to Consumer Channel (D2C)

Our D2C channel is not yet developed. Clients interested in promoting their products and services contact us directly via our website, email or telephone. The website we use to promote this channel has not yet been determined. The client will provide us with their required volume of advertising and the category and country they wish to target. After checking our inventory, we provide a quotation and time frame within which the campaign can be delivered. If we are oversold, we source additional inventory or offer the customer a date which we can provide the service. Funds are usually prepaid except in some circumstances where a large ad agency is involved. Once payment has been made, the campaign is entered into the AdX system and is completely automated. The consumer can review campaign statistics in real time and make alterations to the campaign as needed.

Reseller Channel

Our reseller network will be directed towards Internet entrepreneurs who manage their own advertising businesses and promote their services online. The website we use to promote this channel can be found at www.trafficaces.com. These businesses are typically small and are home-based. We will provide these businesses with affordable, reliable inventory and allow them to use AdX to provide advertising campaign management. The reseller will provide us with the volume of advertising they intend to purchase. We will utilize a tiered pricing model based on volume. After checking our inventory, we allocate the ad space which is kept as a pool from which the reseller can draw. If we are oversold, we source additional inventory. Funds are prepaid. Once payment has been made, the reseller is added into the AdX system. The reseller can sell advertising units of any type and can draw from the pool each time a campaign is started. The consumer can review campaign statistics in real time and make alterations to the campaign as needed.

Competition and Competitive Strategy

We have not begun generating revenues. Accordingly, we have no competitive position in our industry. After we begin operations, assuming we do, our position will be extremely small. We will be competing with many companies all of which have more financial and market strength than we do.

We will be competing with the www.traffictaxi.net who is comparably sized to us.

There are several factors which will enable us to penetrate the entry level market and distinguish us from other companies competing in this sector. First, we do not charge customers any additional fees to serve and deliver ads. Second, we offer free technical support and have a customer service department to service our clients while other companies rely strictly upon email. Third, we are located in Canada and although our business is conducted in US dollars our expenses and server infrastructure costs less than companies located in the US and abroad. Lastly, our access to skilled workers willing to seek employment with us at considerably lower rates than can be found in the US and abroad.

Our selling price of AdX is competitive with that of our industry and comparable competitors and our pricing is in line with our competitors and our services offered are similar. We will have one competitive advantage in that we will offer telephone support during business hours as well as email support.

Source and Availability of Products and Services

The primary source for our advertising inventory will come from the websites found on the Internet that allow advertisements to be dispersed among their content. We supply the ads for their website from our paid advertisers and control what is displayed when a user visits a particular web publisher's site.

Although the primary source of revenue comes from Pop Under, Pop Up and Pop In ads, the industry is moving away from these ad formats and relying on less obtrusive ad formats. AdX has been designed to allow for any ad type to be served regardless of the format.

Revenue

Revenues will be generated from sales of our services to our clients.

Seasonality and Cyclicality

We do not believe we will be impacted by seasonal changes, however; expenditures by direct marketers and advertisers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns.

Proprietary Rights

We have no patents, copyrights or trademarks to protect our software. We protect it only by keeping it a secret. If someone learns to reproduce it, they will be able to compete with us.

Marketing

We intend to market our services globally, however; our initial main focus is in English speaking countries primarily the United States, Canada and the United Kingdom through strategically placed online ads in those countries. We will also use inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and industry related websites.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us which could cause us to cease operations.

Employees; Identification of Certain Significant Employees

We are a development stage company and currently have no employees, other than our officers and directors. We intend to hire additional employees on an as needed basis. Employees will only be hired if we have sufficient revenues and/or cash to pay for their services. Until we have sufficient revenues and/or cash all work and development will be done by the Company's Officers.

Government Regulation

We are not currently subject to direct U.S., federal, state or local regulation or Canadian laws other than regulations applicable to businesses generally. There are currently no e-commerce regulations that affect us, however, the FCC has initiated action against an e-commerce provider that disclosed confidential information to third parties. We will not provide personal information regarding our users to third parties.

We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

Research and Development

We have not spent any money on research and development. The AdX software is an open source traffic server available freely online at http://phpadsnew.com. The trafficaces website was developed free of charge, to its current state, by our officers and directors. Our officers and directors have spent $0.00 on research and development since our inception. Our officers and directors have spent minimal time over the past two years on its creation. No other costs have been incurred. The money budgeted for the websites is based on outside independent contractors being paid to create them. Our officers and directors will not be spending time on the task.

Properties

We own no properties.

Reports to Security Holders.

We are not required to provide annual reports to security holders. The public may read and copy our reports filed wi the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and the address of that site is www.sec.gov.

Risks associated with SYDYS CORPORATION:

  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

  We lack an operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

  We were incorporated in February 9, 2004 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is ($48,035). Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	our ability to attract customers who will buy out products and services
*	our ability to generate revenues through the sale of our products and services

  Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

  We have no clients, customers or suppliers and we cannot guarantee we will ever have any. Even if we obtain clients, customers and suppliers, there is no assurance that we will make a profit.

  We have no clients, customers or suppliers. We have not identified any clients, customers or suppliers and we cannot guarantee we ever will have any. Even if we obtain clients, customers and suppliers for our services, there is no guarantee that our suppliers will supply us products, or that our clients and customers will use our website to buy our products or services. If we are unable to attract enough suppliers to offer their products for sale or enough customers to buy the products from our website to operate profitably we will have to suspend or cease operations.

  Because we are small and do not have much capital, we must limit marketing our services to potential customers. As a result, we may not be able to attract enough customers to operate profitably. If we do not make a profit, we may have to suspend or cease operations.

  Because we are small and do not have much capital, we must limit marketing our website to potential customers and suppliers. The sale of products via our website is how we will generate revenues. Because we will be limiting our marketing activities, we may not be able to attract enough customers to buy our products and services in order to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

  Blocking software may detract advertisers from our business which will result in less potential gross income to us.

  Blocking software, which blocks our form of advertising from being received, will detract some advertisers from doing business with us. As a result, our potential gross income will be reduced.

  Our inability to attract a network of publishers will result in less potential gross income to us.

  Our failure to attract a network of publishers and the failure of AdX to meet the minimum criteria for our proposed business operations will result in lower income which could ultimately result in our ceasing to do business.

  NASD sales practice requirements may limit a stockholder's ability to buy and sell our stock.

  The NASD has adopted rules that relate to the application of the SEC's penny stock rules in trading our securities that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

  Because there is a limited public trading market for our common stock, you may not be able to resell your stock.

  There is currently an extremely limited public trading market for our common stock. Therefore you may not be able to resell your shares.

ITEM 2.     DESCRIPTION OF PROPERTY.

We maintain our statutory registered agent is Laughlin International located at 2533 N. Carson Street, Carson City, Nevada 89706. Its telephone number is (887) 273-8152 and our business office is located at 2741 East Hastings Street, Suite 209, Vancouver, British Columbia, Canada V5K 1Z8. Our telephone number is (604) 251-1206. We occupy this office at no charge as it is the principal residence of Jason Baybutt, our chief financial officer and a member of our board of directors.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year ended September 30, 2005, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

We are listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. under the trading symbol SYDS. The following table sets forth the closing high and low bid prices of the common stock for each quarter within the last two years. The quotations reflect inter-dealer prices and do not represent retail mark-ups, markdowns, commissions, and may not reflect actual transactions. We were only listed on the OTCBB on December 22, 2005.

Quarter ended	High Bid	Low Bid

2005
December 31	$0.01	$0.01
September 30	$0.00	$0.00
June 30	$0.00	$0.00
March 31	$0.00	$0.00
2004
December 31	$0.00	$0.00
September 30	$0.00	$0.00
June 30	$0.00	$0.00
March 31	$0.00	$0.00

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 3,500,000 shares of common stock 2,470,000 are free trading and 1,030,000 are restricted securities

At December 28, 2005, there were approximately 43 shareholders of record.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 and Rule 15g-9 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). While Section 15(g) and Rules 15g-1 through 15g-6 apply to brokers-dealers, they do not apply to us.

Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules.

Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker/dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker/dealer to engage in a penny stock transaction unless the broker/dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker/dealers from completing penny stock transactions for a customer unless the broker/dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.

Rule 15g-9 requires broker/dealers to approved the transaction for the customer's account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons. The application of the penny stock rules may affect your ability to resell your shares.

The NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans.

Dividends

There are no restrictions in Sydys' articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	Sydys would not be able to pay its debts as they become due in the usual course of business;

or

2.

Sydys' total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has not declared any dividends, and does not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended September 30, 2005.

ITEM 6.     PLAN OF OPERATION.

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

Our auditors have issued, in our last audited financial statements, a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our websites, source out suppliers for products to sell and source out customers to buy our products. We believe the technical aspects of our websites will be sufficiently developed to use for our operations in January 2006. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our plan and begin our operations. We raised $51,500 from our public offering by selling 1,030,000 shares of common stock at $0.05 per share to 24 shareholders, thus we have a total of 3,500,000 shares issued and outstanding to 43 shareholders (includes the 3 directors of the company). We believe these funds, together with cash flow from operations, will enable us to fund our activities for the next twelve months. As of September 30, 2005 we have cash on hand of $31,912.

If we are unable to generate revenues as expected we believe we will be able to meet our cash requirements for the twelve months, we will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash.

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

Sydys Corporation plans to further its business over the next year by completing several key milestones as listed below. These milestones are required to realize revenues by the sales of online advertisements through our Internet websites to website owners (publishers), ad resellers, individuals and corporations.
1.

We plan to lease computer equipment required to run software which will manage our advertising system. The cost of leasing two computer servers to run our advertising system is approx. $1,000 per month from NetNation in Vancouver, Canada. We anticipate the leasing, configuration and testing phase of the servers to be completed by the end of December 2005. The delivery of this milestone will be overseen by Christopher Schilling.

2.

As soon as we have secured the lease and configuration of the computer servers, we will install, configure and test the AdX software onto them. AdX is the name we use for the software that will serve ads and is the open-source technology we are using. Once AdX is operational on the servers, we can complete the integration and testing phase of the software into our websites. The milestones necessary over the upcoming months are to configure, test and debug AdX which is expected to be completed by the end of December 2005. This work will be performed by a private contractor and overseen by Christopher Schilling. It is anticipated that additional development and refinement of AdX software will continue during the life of our operation as cash flow dictates.

3.

Once we have established our web properties online and completed the install of our AdX software we will begin to initiate our marketing and advertising campaign. Firstly we will design and create online advertisements which will promote our services and place these ads on websites where webmasters frequently visit. Advertisements will be created by December 15, 2005 by an independent Contractor. We will place these advertisements starting January 1, 2005 by Christopher Schilling. Our marketing and advertising campaign will be ongoing and continue during the life or our operations. We will be planning on using pay-per-click advertising as well to help bring in the sales necessary to keep the business operating.

4.

In summary, we should be in full operation and be receiving orders in the month of January, 2006 We believe that by this time we will be receiving orders and generating revenues. We believe that we will generate sufficient revenues to maintain the business.

5.

Depending upon cash flow that we are able to generate once we begin receiving revenue we anticipate hiring hire one customer service representative during the early part of 2006 to handle the day-to-day requirements of handling requests from customers. We plan to begin interviewing for this position in March 2006. This task will be overseen by Jason Baybutt. The expected cost of the position will be $2,500 per month year based upon current going rates for that position.

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

Results of Operations

From Inception on February 9, 2004 to September 30, 2005

During the period we incorporated the company, hired an attorney, and hired an auditor for the preparation of our registration statement. We created three Internet website with the domain names www.trafficaces.com, www.targetedads.net, and www.syds.com. Our loss since inception is ($48,035) of which $42,525 is for legal fees and audit fees. We have not started our proposed business operations. We expect to begin operations soon.

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

We also issued an additional 1,170,000 shares of common stock to 16 persons under the exemption from registration contained in Regulation S of the Securities Act of 1933.This was accounted for as a sale of common stock.

We also issued 1,030,000 shares of common stock from our public offering to 24 persons and raised $51,500.

As of September 30, 2005, our total assets were $32,261 in cash and cash equivalents and prepaids and our total liabilities were $4,096 comprised of accounts payable, accrued liabilities and shareholder loan.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $48,035 from inception to September 30, 2005. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and at September 30, 2005, we had a deficit of $48,035. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

Known material risks, trends and uncertainties

Advertising Revenue

Advertising revenue will be our only source of revenue. Competition from other servers that deliver advertisements will affect our ability to attract and retain advertisers and to increase advertising rates. We expect that competition will impact our revenue growth. While we expect to become profitable, this is a highly competitive industry and is at the early stage of its development, making future direction of internet advertising difficult to forecast.

Usage

Overall usage of Internet advertising is increasing. Several factors, including an on-line migration from paper advertising and an increased awareness of and education about the Internet has caused an increase in demand for our type of advertising. We also believe that increased usage of Internet-based advertising will support overall usage and advertising rates in the U.S.

Transition

Along with the new consumer electronics devices, media formats and technologies have evolved at a rapid pace, and standards have not been established by the industry or marketplace.

Blocking Software

Blocking software and new trends in operating systems which offer ad blocking technology will detract advertisers from our business. Our plan to minimize the impact of these factors on our business is to continue developing AdX software to minimize the affects of ad blocking where possible and the addition of new ad types.

Network Publishers

Our inability to attract a network of publishers and the failure of AdX to meet the minimum criteria for our business will have an adverse affect on our operations. In order to attract a network of publishers we will require the necessary funds so that we may effectively advertise on websites and pay per click advertising.

Off Balance-sheet Arrangements

The Company has no off balance-sheet arrangements.

PART III

ITEM 7.     FINANCIAL STATEMENTS

Suite 400 - 889 West Pender Street
Vancouver, BC Canada V6C 3B2
Tel 604 694-6070
Fax 604 585-3800
info@staleyokada.com
www.staleyokada.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Sydys Corporation:

We have audited the accompanying balance sheets of Sydys Corporation (the "Company") as at September 30, 2005 and 2004 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the periods ended September 30, 2005 and 2004, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is dependent upon financing to continue operations and has suffered recurring losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Staley, Okada & Partners"

Vancouver, B.C.	STALEY, OKADA & PARTNERS
November 28, 2005	CHARTERED ACCOUNTANTS

Sydys Corporation	Statement 1
(A Development Stage Company)
Balance Sheets
Expressed in US Funds

	As at	As at
	September 30,	September 30,
ASSETS	2005	2004
Current
Cash and cash equivalents	$31,912	$11,770
Prepaid expenses	349	355
	$32,261	$12,125

LIABILITIES
Current
Accrued liabilities	$3,842	$2,374
Due to related party (Note 4)	254	200
	4,096	2,574

Going Concern (Note 2)

STOCKHOLDERS' EQUITY
Capital Stock - Statement 3 (Note 3)
Authorized:
100,000,000 common shares with $0.001 par value per share
Issued, allotted and outstanding shares:
3,500,000 (2004 - 1,470,000) shares	3,500	1,470
Capital in excess of par value	72,700	13,230
Deficit Accumulated During the Development Stage - Statement 3	(48,035)	(5,149)
	28,165	9,551
	$32,261	$12,125

ON BEHALF OF THE BOARD:

/s/ Christopher Schilling	,	Director

/s/ Jason Baybutt	,	Director

- See Accompanying Notes -

Sydys Corporation	Statement 2
(A Development Stage Company)
Statements of Operations
Expressed in US Funds

	Cumulative
	Amounts		For the period
	from		from
	Inception		Inception
	(February 9,		(February 9,
	2004) to	Year Ended	2004) to
	September 30,	September 30,	September 30,
	2005	2005	2004
Expenses
Accounting	$13,171	$10,797	$2,374
Legal fees	29,354	26,710	2,644
General and administrative expenses	5,510	5,379	131
Loss for the Period	$(48,035)	$(42,886)	$(5,149)

Weighted Average Number of Shares Outstanding		2,569,233	952,222

Loss per Common Share - Basic and Diluted		$(0.02)	$(0.01)

- See Accompanying Notes -

Sydys Corporation			Statement 3
(A Development Stage Company)
Statements of Stockholders' Equity
Expressed in US Funds

	Common Shares		Capital in Excess of	Deficit Accumulated During the Development

	Shares	Amount	Par Value	Stage	Total
Inception - February 9, 2004	300,000	$300	$2,700	$-	$3,000
Common shares issued for cash	1,170,000	1,170	10,530	-	11,700
Loss for the period	-	-	-	(5,149)	(5,149)
Balance - September 30, 2004	1,470,000	1,470	13,230	(5,149)	9,551
Common shares issued for cash	2,030,000	2,030	59,470	-	61,500
Loss for the year	-	-	-	(42,886)	(42,886)
Balance - September 30, 2005	3,500,000	$3,500	$72,700	$(48,035)	$28,165

- See Accompanying Notes -

Sydys Corporation	Statement 4
(A Development Stage Company)
Statements of Cash Flows
Expressed in US Funds

	Cumulative
	Amounts		For the period
	from		from
	Inception		Inception
	(February 9,		(February 9,
	2004) to	Year Ended	2004) to
	September 30,	September 30,	September 30,
Cash Resources Provided By (Used In)	2005	2005	2004
Operating Activities
Loss for the period	$(48,035)	$(42,886)	$(5,149)
Changes in operating assets and liabilities:
Prepaid expenses	(349)	6	(355)
Accrued liabilities	3,842	(1,468)	2,374
	(44,542)	(41,412)	(3,130)

Financing Activities
Advances from related party	254	54	200
Issuance of capital stock	76,200	61,500	14,700
	76,454	61,554	14,900

Net Increase in Cash and Cash Equivalents	31,912	20,142	11,770
Cash and cash equivalents - Beginning of year	-	11,770	-
Cash and Cash Equivalents - End of Year	$31,912	$31,912	$11,770

Supplemental Cash Flow Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

- See Accompanying Notes -

Sydys Corporation
(A Development Stage Company)
Notes to Financial Statements
September 30, 2005 and 2004
Expressed in US Funds

1.	Organization and Summary of Significant Accounting Policies

	a)	Organization and Nature of Business
The Company is a Nevada corporation incorporated on February 9, 2004 and based in Vancouver, British Columbia, Canada. The Company's fiscal year end is September 30.

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

To date, the Company's activities have been limited to its formation and the raising of equity capital. The Company will be serving ads using an open source traffic server called PHPAdsNew that can be obtained at no charge without any restrictions from http://phpadsnew.com. The Company will be calling the traffic server AdX. Further development will be required to integrate the software to meet the Company's needs and to adapt this software to the Company's own specifications dependent upon the Company's customers' needs. This development has yet to be commenced as at year end. One of the Company' s websites has been partially developed and a business plan has been developed by the Company's officers over the past six months but is considered part of the set up of the Company and no value has been attributed to this, accordingly there has been no value recorded in the financial statements. If there had been a value assigned it would be inconsequential given the time commitment to these tasks. In the current development stage, management anticipates incurring substantial additional losses as the Company implements its business plan.

	b)	Basis of Presentation
The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to development stage enterprises.

	c)	Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting year. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

	d)	Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from date of purchase, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Sydys Corporation
(A Development Stage Company)
Notes to Financial Statements
September 30, 2005 and 2004
Expressed in US Funds

1.	Organization and Summary of Significant Accounting Policies - Continued

	e)	Fair Value of Financial Instruments

The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 107, "Disclosure About Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents, accrued liabilities and amounts due to related party approximate their fair values because of the short maturity of these items. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

	f)	Segmented Reporting

SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information" requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company presently operates in only one segment, being the information technology sector in Canada therefore no additional segmented reporting is required.

	g)	Federal Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, " Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

	h)	Net Earnings / Loss per Share of Common Stock

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings/loss per share of common stock is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the year.

	i)	Risks and Uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company's operations are subject to significant risks and uncertainties, including financial operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

Sydys Corporation
(A Development Stage Company)
Notes to Financial Statements
September 30, 2005 and 2004
Expressed in US Funds

1.	Organization and Summary of Significant Accounting Policies - Continued

	j)	Revenue Recognition

Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is reasonably assured. Revenue derived from the sale of services is initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

	k)	Foreign Currency Translations

The Company's functional currency is the Canadian Dollar for Canadian operations, and the US Dollar for U.S. operations. The Company's reporting currency is the U.S. Dollar. All transactions initiated in Canadian Dollars are translated to U.S. Dollars in accordance with SFAS No. 52, " Foreign Currency Translation" as follows:

		i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date; and
		ii)	Revenue and expense items at the average rate of exchange prevailing during the year.

Exchange gains and losses arising from such translations are deferred until realization and are included as a separate component of shareholders' equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as accumulated comprehensive income (loss). No significant realized exchange gains or losses were recorded in the year ended September 30, 2005.

For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the year.

	l)	Software Costs

The Company's policy is that software development costs related to the product line are charged to expense as incurred in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed."

Costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants' Statement 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized software costs, if any, will be reflected as fixed assets on the balance sheet.

	m)	Derivative Financial Instruments and Hedging Activities

The Company has adopted Statement of Financial Accounting Standards ("SFAS")) Number 133, Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company was not a party to any derivative financial instruments or hedging activities during the reported fiscal year.

Sydys Corporation
(A Development Stage Company)
Notes to Financial Statements
September 30, 2005 and 2004
Expressed in US Funds

1.	Organization and Summary of Significant Accounting Policies - Continued

	n)	Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees". Under the intrinsic value method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period. The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" and interpreted by FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25". This standard, if fully adopted, changes the method of accounting for all stock-based compensation to the fair value method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

2.	Going Concern

As of September 30, 2005, the Company is in the development stage and has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (Note 1a) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

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

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Sydys Corporation
(A Development Stage Company)
Notes to Financial Statements
September 30, 2005 and 2004
Expressed in US Funds

3.	Capital Stock - Continued

	b)	Share Issuance
	During the year, the Company has issued 2,030,000 common shares for total proceeds of $61,500, of which 1,000,000 common shares were issued to two directors of the Company for $10,000.

4.	Related Party Transactions

	Except as disclosed elsewhere in the financial statements, related party transactions are as follows:

	As of September 30, 2005, the Company was obligated to a director and officer, and a shareholder, for a non-interest bearing demand loan with a balance of $254 (2004 - $200).

5.	Income Taxes

The potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward for future years. As at September 30, 2005, the Company has an accumulated tax loss of $48,035 to offset future years taxable income expiring in fiscal 2024 and 2025.

	As at September 30, 2005, the estimated components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount valuation allowance are scheduled below:

		2005
	Cumulative Net Operating Loss (from inception to September 30, 2005)	$48,035
	Statutory Tax Rate - (combined federal and state tax rate)	34%
	Deferred Tax Asset	16,332
	Valuation Allowance	(16,332)
	Net Deferred Tax Asset	$-

Sydys Corporation
(A Development Stage Company)
Notes to Financial Statements
September 30, 2005 and 2004
Expressed in US Funds

6.	New Accounting Pronouncements

Recent accounting pronouncements that are listed as follows, did not and/or are not currently expected to have a material effect on the Company' s financial statements.

FASB Statements:
	*	Number 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections;
	*	Number 146, Accounting for Costs Associated with Exit or Disposal Activities;
	*	Number 147, Acquisitions of Certain Financial Institutions - An amendment of FASB Statements No. 27 and 144 and FASB Interpretation No. 9;
	*	Number 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123;
	*	Number 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;
	*	Number 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.
	*	Number 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4;
	*	FAS 153, Exchanges of Nonmonetary Assets;
	*	FAS 154, Accounting Changes and Error Corrections.

FASB Interpretations:
*

Number 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34;

	*	Number 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to September 30, 2005, included in this report have been audited by Staley, Okada & Partners, Chartered Accountants, Suite 400 - 889 West Pender Street, Vancouver, British Columbia, Canada V6C 3B2, as set forth in this annual report.

ITEM 8A.     CONTROLS AND PROCEDURES.

(a)   Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)   Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Sydys' executive officers and directors and their respective ages as of September 30, 2005, are as follows:

Name of Officer / Director	Age	Office Held
Christopher Schilling	39	President, Principal Executive Officer and Member of the Board of Directors

Jason Baybutt	34	Secretary, Treasurer, Principal Financial Officer and a Member of the Board of Directors

Byron O'Brien	22	Member of the Board of Directors

The term of office for each director is one year, or until the next annual meeting of the shareholders.

None of the officers or directors of the Company are involved in any bankruptcies or criminal proceedings; are not subject to any order, judgment or decree of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity futures Trading Commission to have violated a federal or state securities or commodities law, which judgment has not been reversed, suspended or vacated.

Byron O'Brien is the cousin of Jason Baybutt.

The following sets out the principal occupation, past five years' business experience and other directorships held by each of the directors and executive officers of the Company:

Christopher Schilling

Since September 15, 2004, Mr. Christopher Schilling has been our president, principal executive officer and a member of our board of directors. From September 2004 to present, Mr. Schilling has been self employed. From May 2003 to September 2004, Mr. Schilling was president and chief executive officer of Adlogix Media Group Inc., Vancouver, British Columbia. Adlogix is engaged in the business of online advertising. From March 2003 to April 2003, Mr. Schilling was engaged in the development of a business and technology plan which helped launch Adlogix Media Group. From July 2002 to February 2003, Mr. Schilling was employed as a manager for Technology and Infrastructure, an independent contractor, engaged by Canaccord Capital, a Canadian broker-dealer to produce a strategic technology plan and tactical plan for operations. From August 2001 to June 2002, Mr. Schilling was employed as an independent contractor and was engaged in various information technology projects with Methanex Corporation, Creation Technologies and IRIS Systems located in Vancouver, British Columbia. From September1998 to July 2001, Mr. Schilling was director of information systems for IZ Technology Corporation, Vancouver, British Columbia. IZ Technology is engaged in the business of manufacturing digital recording equipment for music professionals. Mr. Schilling was responsible for creating and managing a mid-sized IT department.

Jason Baybutt

Since February 9, 2004, Mr. Jason H. Baybutt has been our secretary, treasurer, principal financial officer, principal accounting officer and a member of our board of directors. From February 9, 2004 to September 15, 2004, he served as president and chief executive officer. From May 2005 to President, Jason Baybutt has been employed as VP Finance and Operations for Napanee Design Ltd., West Vancouver, BC, Canada. Napanee Design is a high end interior design firm with clients in Canada and the United States. Mr. Baybutt is responsible for all aspects of the accounting and finance as well as all the operational aspects of the Company and is a member of the senior management committee. From September 2004 to May 2005, Jason Baybutt was self-employed From May 2003 to September 2004, Mr. Baybutt was vice president of finance for Adlogix Media Group Inc., Vancouver, British Columbia. Adlogix is engaged in the business of online advertising. Mr. Baybutt's duties included accounting, finance and budgeting. From April 2001 to May 2003, Mr. Baybutt was controller for Catalyst Media Inc., Vancouver, British Columbia. Catalyst Media is engaged in the business of direct mail marketing. His duties included accounting and finance. From April 2000 to April 2001, Mr. Baybutt was controller of I Am Adventurous Travel Corporation, Vancouver, British Columbia. I Am Adventurous Travel is engaged in the business of selling adventure travel products. Mr. Baybutt was responsible for accounting and finance. From February 1999 to April 2000, Mr. Baybutt was employed by Apex Communications, Inc., Surrey, British Columbia. Apex Communications is engaged in the business of retail sales of wireless and security products. Mr. Baybutt was responsible for the preparation and analysis of branch and consolidated financial statements.

Byron O'Brien

Since September 15, 2004, Byron L. O'Brien has been a member of our board of directors. Since July 2004, Mr. O'Brien has been a field service representative with Telus Communications Inc., Vancouver, British Columbia. Telus is an Internet service provider. Mr. O'Brien is responsible for troubleshooting network and computer related problems. From September 2002 to June 2004, Mr. O'Brien was a student at British Columbia Institute of Technology, Burnaby, British Columbia. He completed the Network Professional Technical Program and received a diploma and CCNP certification. From June 2001 to August 2002, Mr. O'Brien was a technical service representative with Discovery Computers and Wireless, Vernon, British Columbia. Discovery Computers and Wireless is a retail compute that also provides technical support. Mr. O'Brien duties included sales and computer related technical work. From November 1998 to September 2001, Mr. O'Brien was a junior service clerk with Overwaitea Foods, Vernon, British Columbia. Overwaitea is a grocery store. Mr.O'Brien worked in the produce department and customer service.

Conflicts of Interest

At the present time, we do not foresee any conflicts of interest.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We do not have a separately-designated audit committee of the board or any other board-designated committee. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Compliance with Section 16(a) of the Securities Act of 1934

We are currently not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us from inception on February 9, 2004 through September 30, 2005, for each or our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards	Payouts
						Securities
				Other	Under	Restricted		Other
				Annual	Options/	Shares or		Annual
Names Executive				Compen-	SARs	Restricted	LTIP	Compen-
Officer and	Year	Salary	Bonus	sation	Granted	Share/Units	Payouts	sation
Principal Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
Christopher Schilling	2005	0	0	0	0	0	0	0
President, Principal Executive	2004	0	0	0	0	0	0	0
Officer & Director	2003	0	0	0	0	0	0	0

Jason H. Baybutt	2005	0	0	0	0	0	0	0
Secretary, Treasurer, Principal	2004	0	0	0	0	0	0	0
Financial Officer & Director	2003	0	0	0	0	0	0	0

Byron L. O'Brien	2005	0	0	0	0	0	0	0
Director	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as members of the board of directors.

Time Devoted to Our Operations

Our officers and directors will devote as much time as is necessary to complete our plan of operation. Currently, our officers each devote approximately 15 hours a week to our operations. Our officers and directors are developing our website. They are not paid at the present time. They are performing these services without compensation because they believe in us and have a vested interest in our success through their share ownership.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table provides the names and addresses of each person known to Sydys to own more than 5% of the outstanding common stock as of September 30, 2005, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address	Number of	Percentage of
Beneficial Owner [1]	Shares	Ownership

Christopher Schilling	700,000 shares	20.00%
2038 East 8th Avenue
Vancouver, BC, Canada

Jason Baybutt	300,000 shares	8.57%
209 - 2741 East Hastings Street
Vancouver, BC, Canada

Byron O'Brien	300,000 shares	8.57%
219 - 9847 Manchester Drive
Burnaby, BC, Canada

All Officers and Directors as a Group
that consists of 3 people.	1,300,000 shares	37.14%

Dwayne & [1] Karen Maynes	200,000 shares	5.71%
#208 - 1955 Woodway Place
Burnaby, B.C. Canada

Brandy Baybutt & [2] Wesley Stolth	180,000 shares	5.14%
2794 Sooke River Road
Sooke, B.C., Canada, V0S 1N0

[1]     Dwayne Maynes and Karen Maynes are husband and wife. They are not deemed promoters. They were not instrumental in our founding, but are merely investors in our common stock.

[2]     Brandy Baybutt and Wesley Stolth are husband and wife. They are not deemed promoters. They were not instrumental in our founding, but are merely investors in our common stock.

The percent of class is based on 3,500,000 shares of common stock issued and outstanding as of September 30, 2005.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In March 2004, in consideration of $3,000, we issued 300,000 shares of restricted common stock to Jason Baybutt, our secretary, treasurer, chief financial officer and a member of the board of directors; in October 2004 (unaudited), in consideration of $7,000, we issued 700,000 shares of restricted common stock to Christopher Schilling, our president and chief executive officer and a member of the board of directors; and, in October 2004 (unaudited), in consideration of $3,000, we issued 300,000 restricted shares of common stock to Byron L. O'Brien, a member of the board of directors. Messrs Baybutt, Schilling and O'Brien are also considered promoters because they instrumental in our founding. The foregoing is the only thing of value received by them or to be received by them, directly or indirectly from us.

On September 29, 2004 we sold 100,000 restricted shares of common stock to Dwayne Maynes in consideration of $1,000. On the same date we sold 100,000 restricted shares of common stock to Karen Maynes in consideration of $1,000. Dwayne Maynes and Karen Maynes are husband and wife.

PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-120893 on December 1, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
5.1	Opinion of Conrad C. Lysiak, Esq. regarding the legality of the securities being registered.
23.1	Consent of Staley Okada & Partners, Chartered Accountants.
23.2	Consent of Conrad C. Lysiak, Esq.
99.1	Subscription Agreement.

The following documents are included herein:

Exhibit No.	Document Description

14.1	Code of Ethics.
31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)   Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and the review of financial statements included in the registrant's Form 10QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2004:	$7,570
2005:	$11,624

(2)   Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2004:	None
2005:	None

(3)   Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2004:		$1,000	Nature of Services: tax compliance - filing of US tax return for fiscal 2004
2005:	$	Nil	Nature of Services: None (see note below)

(4)   Preparation of the Company's corporate tax return for the fiscal year ended September 30, 2005 is currently underway.

All other fees:

2004:	None
2005:	None

Audit Committee Pre-approval

The Company does not at this time have an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented. The Board of Directors will have to pre-approve the engagement of the Company's principal independent accountants to provide non-audit services. No non-audit services, except for the preparation of corporate tax returns, for which pre-approval has been obtained, were provided by the Company's principal independent accountants in 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of January, 2006.

SYDYS CORPORATION

BY:	/s/ Christopher Schilling
Christopher Schilling, President and Principal Executive Officer

BY:	/s/ Jason H. Baybutt
Jason H. Baybutt, Treasurer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Christopher Schilling	President, Principal Executive Officer and	January 13, 2006
Christopher Schilling	a member of the Board of Directors

/s/ Jason H. Baybutt	Secretary, Treasurer and Principal	January 13, 2006
Jason H. Baybutt	Financial Officer, Principal Accounting Officer, and a member of the Board of Directors.

_____________________	Member of the Board of Directors	January 13, 2006
Byron L. O'Brien