Form 10QSB
period 2005-12-31
SYDYS CORP
filed 2006-02-17
CIK 1309141

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________ to ___________

Commission File Number: 000-51727

SYDYS CORPORATION
 (Exact name of registrant as specified in its charter)

NEVADA	98-0418961
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

209 - 2741 East Hastings Street
Vancouver, British Columbia
Canada V5K 1Z8
(Address of principal executive offices)

(604) 251-1206
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

The Registrant is a Shell company. [   ]

============================================================================================

PART I. - FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS.

Sydys Corporation
(A Development Stage Company)	Statement 1
Interim Balance Sheets
Expressed in US Funds

	As at	As at
	December 31,	September 30,
	2005	2005
ASSETS	(unaudited)	(audited)
Current
Cash and cash equivalents	$28,627	$31,912
Prepaid expenses	349	349

	$28,976	$32,261

LIABILITIES

Current
Accounts payable	$1,779	$3,842
Accrued liabilities	7,000	-
Due to related party (Note 4)	354	254

	9,133	4,096

Going Concern (Note 2)

STOCKHOLDERS' EQUITY

Capital Stock - Statement 3 (Note 3)
Authorized:
100,000,000 common shares with $0.001 par value per share
Issued and outstanding shares:
3,500,000 (2005 - 3,500,000) shares	3,500	3,500
Capital in excess of par value	72,700	72,700
Deficit Accumulated During the Development Stage - Statement 3	(56,357)	(48,035)
	19,843	28,165

	$28,976	$32,261

- See Accompanying Notes -

Sydys Corporation	Statement 2
(A Development Stage Company)
Interim Statements of Operations
Expressed in US Funds
Unaudited

	Cumulative
	Amounts
	from
	Inception
	(February 9,	For the Three	For the Three
	2004) to	Months Ended	Months Ended
	December 31,	December 31,	December 31,
	2005	2005	2004
Expenses
Accounting	$20,171	$7,000	$4,194
Legal fees	30,084	730	15,006
General and administrative expenses	6,102	592	511
Loss for the Period	$(56,357)	$(8,322)	$(19,711)

Weighted Average Number of Shares Outstanding		3,500,000	2,336,667

Loss per Common Share - Basic and Diluted		$(0.00)	$(0.01)

- See Accompanying Notes -

Sydys Corporation				Statement 3
(A Development Stage Company)
Interim Statements of Stockholders' Equity
Expressed in US Funds

	Common Shares		Captial in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total
Inception - February 9, 2004	300,000	$300	$2,700	$-	$3,000
Common shares issued for cash	1,170,000	1,170	10,530	-	11,700
Loss for the period	-	-	-	(5,149)	(5,149)
Balance - September 30, 2004 (audited)	1,470,000	1,470	13,230	(5,149)	9,551
Common shares issued for cash	2,030,000	2,030	59,470	-	61,500
Loss for the year	-	-	-	(42,886)	(42,886)
Balance - September 30, 2005 (audited)	3,500,000	3,500	72,700	(48,035)	28,165
Common shares issued for cash	-	-	-	-	-
Loss for the period	-	-	-	(8,322)	(8,322)

Balance - December 31, 2005 (unaudited)	3,500,000	$3,500	$72,700	$(56,357)	$19,843

- See Accompanying Notes -

Sydys Corporation	Statement 4
(A Development Stage Company)
Interim Statements of Cash Flows
Expressed in US Funds
Unaudited

	Cumulative
	Amounts
	from
	Inception
	(February 9,	For the Three	For the Three
	2004) to	Months Ended	Months Ended
	December 31,	December 31,	December 31,
Cash Resources Provided By (Used In)	2005	2005	2004
Operating Activities
Loss for the period	$(56,357)	$(8,322)	$(19,711)
Changes in non-cash operating assets and liabilities:
Prepaid expenses	(349)	-	6
Accounts payable	(2,063)	(2,063)	3,235
Accrued liabilities	10,842	7,000	(374)
	(47,927)	(3,385)	(16,844)

Financing Activities
Advances from related party	354	100	-
Issuance of capital stock	76,200	-	10,000

	76,554	100	10,000

Net Increase (Decrease) in Cash and
Cash Equivalents	28,627	(3,285)	(6,844)
Cash and cash equivalents - Beginning of period	-	31,912	11,770
Cash and Cash Equivalents - End of Period	$28,627	$28,627	$4,926

Supplemental Cash Flow Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

- See Accompanying Notes -

Sydys Corporation
(A Development Stage Company)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Funds
Unaudited

1.	Organization and Basis of Presentation

	a)	Organization and Nature of Business

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

To date, the Company's activities have been limited to its formation and the raising of equity capital. The Company will be serving ads using an open source traffic server called PHPAdsNew that can be obtained at no charge without any restrictions from http://phpadsnew.com. The Company will be calling the traffic server AdX. Further development will be required to integrate the software to meet the Company's needs and to adapt this software to the Company's own specifications, which is dependent upon the customers' needs. This development is currently under way and should be ready for serving ads in the near future. All of the Company's websites have been partially developed and a business plan has been developed by the Company's officers over the past six months but is considered part of the set up of the Company and no value has been attributed to this, accordingly there has been no value recorded in the financial statements. If there had been a value assigned it would be inconsequential given the time commitment to these tasks. Currently, management anticipates incurring substantial additional losses as the Company implements its business plan.

	b)	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by management and, therefore, do not include all information and footnotes required by United States generally accepted accounting principles. It should be read in conjunction with the audited financial statements and notes for the period ended September 30, 2005. These statements do include all normal recurring adjustments, which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended September 30, 2006. Cumulative amounts include amounts since inception on February 9, 2004.

Sydys Corporation
(A Development Stage Company)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Funds
Unaudited

2.	Going Concern

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended December 31, 2005, the Company has a loss from operations of $8,322 and an accumulated deficit of $56,357. The Company intends to fund operations through the implementation of its business plan (Note 1a), which may be insufficient to fund its capital expenditures, working capital, and other requirements for the year ending September 30, 2006.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and attaining profitable operations.

In response to these problems, management has planned the following actions:

* Management has raised $61,500 through private and public placements offerings in the previous year and may raise additional funds through public or private placement offerings.
* Company intends to further develop its AdX software and websites for use.

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

	b)	Share Issuance
During the current period, the Company did not issue any shares.

4.	Related Party Balances and Transactions

Except as disclosed elsewhere in the financial statements, related party transactions are as follows:

As of December 31, 2005, the Company was obligated to a director and officer, and a shareholder, for a non-interest bearing demand loan with a balance of $354 (September 30, 2005 - $254).

Sydys Corporation
(A Development Stage Company)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Funds
Unaudited

5.	Income Taxes

The potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward for future years. As at December 31, 2005, the Company has an accumulated tax loss of $48,035 to offset future years taxable income expiring in fiscal 2024 and 2025.

	As at December 31, 2005, the estimated components of the net deferred tax asset, the statutory tax rate, and the elected valuation allowance are scheduled below:

		2005
	Cumulative Net Operating Loss (from inception to December 31, 2005)	$56,357
	Statutory Tax Rate - (combined federal and state tax rate)	34%
	Deferred Tax Asset	19,161
	Valuation Allowance	(19,161)

	Net Deferred Tax Asset	$-

6.	New Accounting Pronouncements

	Recent accounting pronouncements that are listed as follows, did not and/or are not currently expected to have a material effect on the Company's financial statements.

	FASB Statements:

	*	FAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4;
	*	FAS 153, Exchanges of Nonmonetary Assets; and
	*	FAS 154, Accounting Changes and Error Corrections.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results of our predictions.

We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued, in our last audited financial statements, a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and none are anticipated until we have completed the development of our websites, source out suppliers for products to sell and gather customers to buy our products. We believe the technical aspects of our websites will be developed to use for our operations in January 2006. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our plan and begin our operations. We raised $51,500 from our public offering. Under this offering we sold 1,030,000 shares at $0.05 per share to 24 shareholders, thus we have a total of 3,500,000 shares issued and outstanding to 43 shareholders (includes the 3 directors of the company). We believe these funds, together with cash flow from operations, will enable us to fund our activities for the next twelve months. As of December 31, 2005 we have cash on hand of $28,627.

We believe we raised enough money through our public offering to begin operations but we cannot guarantee that we will stay in business after operations have commenced. If we raise the maximum amount, but are unable to generate revenues as expected, we still believe we will be able to meet our cash requirements for the twelve months following the completion of our offering. If we raise the minimum amount and are unable to achieve revenues as expected, we also believe we will be able to meet our cash requirements for the next twelve months. After that, we will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We will not be conducting any product research or development other than the development of AdX and the completion of our websites. We do not expect to purchase or sell plant or significant equipment. Further, we do not expect significant changes in the number of employees.

Our specific goal is to profitably sell online advertisements through our Internet websites to website owners, ad resellers and corporations. We intend to accomplish the foregoing through the following milestones:

1.

We plan to lease computer equipment required to run software which will manage our advertising system. The cost of leasing two computer servers to run our advertising system is approximately $1,000 per month from NetNation in Vancouver, Canada. We anticipate the leasing, configuration and testing phase of the servers to be completed by the end of January 2006. The delivery of this milestone will be overseen by Christopher Schilling.

2.

As soon as we have secured the lease and configuration of the computer servers, we will install, configure and test the AdX software onto them. AdX is the name we use for the software that will serve ads and is the open-source technology we are using.   Once AdX is operational on the servers, we can complete the integration and testing phase of the software into our websites. The milestones necessary over the upcoming months are to configure, test and debug AdX which is expected to be completed by the end of January 2006. This work will be performed by a private contractor and overseen by Christopher Schilling. It is anticipated that additional development and refinement of AdX software will continue during the life of our operation as cash flow dictates.

3.

Once we have established our web properties online and completed the installation of our AdX software, we will initiate our marketing and advertising campaign. Firstly we will design and create online advertisements which will promote our services and place these ads on websites where webmasters frequently visit. Advertisements will be created by January15, 2006 by an independent contractor. We will place these advertisements starting January 30, 2006. Our marketing and advertising campaign will be ongoing during the life of our operations. We plan on using pay-per-click advertising as well to help bring in the sales necessary to keep the business operating.

4.

In summary, we should be in full operation and receiving orders in the month of January, 2006 We believe that by this time we will be receiving orders and generating revenues. We believe that we will generate sufficient revenues to maintain the business.

5.

Depending on the cash flow we should be able to generate from revenues, we anticipate hiring one customer service representative during the early part of 2006 to handle the day-to-day requirements of customer requests. We plan to begin interviewing for this position in April 2006. This task will be overseen by Jason Baybutt. The expected cost of the position will be $2,500 per month based on the current market rate for the position.

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

Results of Operations

From Inception on February 9, 2004 to December 31, 2005

During the period, we incorporated the company hired an attorney and an auditor in relation to the preparation of our registration statement. We created three Internet websites with the domain names www.trafficaces.com, www.targetedads.net, and www.sydys.com. Our loss since inception is ($56,357) of which $50,255 is for legal and audit fees in connection with this offering. $6,102 is for general office costs. We have not started our proposed business operations. We expect to begin operations 120 days after we complete our public offering.

Liquidity and capital resources

As of the date of this report, we have generated $250 of revenues in January 2006 from our business operations.

We issued 300,000 shares of common stock to Jason Baybutt on March 3, 2004; 700,000 shares to Christopher Schilling on October 12, 2004; and 300,000 shares to Byron O'Brien on October 12, 2004, under the exemption from registration contained in Regulation S of the Securities Act of 1933. These were accounted for as a sale of common stock.

We also issued an additional 1,170,000 shares of common stock to 16 persons under the exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a sale of common stock.

We also issued 1,030,000 shares of common stock from our public offering to 24 persons.

As of December 31, 2005, our total assets were $28,976 in cash and cash equivalents and prepaids and our total liabilities were $9,133 comprised of accounts payable, accrued liabilities and shareholder loan.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have an accumulated deficit of $56,357 from inception to December 31, 2005. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and at December 31, 2005, we had a working capital of $19,843. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Off Balance-sheet Arrangements

The Company has no off balance-sheet arrangements.

ITEM 3.     CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures:   Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)Changes in Internal Control over Financial Reporting:   There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

There were no changes in securities and use of proceeds during the quarter.

ITEM 6.     EXHIBITS ON FORM 10-QSB.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of February, 2006.

SYDYS CORPORATION
(Registrant)

BY:	/s/ Christopher Schilling
Christopher Schilling, President, Principal Executive Officer and a member of the Board of Directors

BY:	/s/ Jason Baybutt
Jason Baybutt, Secretary, Treasurer, Principal Financial Officer and a member of the Board of Directors