Form 10QSB
period 2006-03-31
SYDYS CORP
filed 2006-05-15
CIK 1309141

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________ to ___________

Commission File Number: 000-51727

SYDYS CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	98-0418961
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7 Orchard Lane, Lebanon, NJ  08833.
(Registrant’s address)

908-236-9885
(Registrant's telephone number, including area code)

209 - 2741 East Hastings Street
Vancouver, British Columbia
Canada V5K 1Z8
(Registrant’s former address, if changed since last report)

(604) 251-1206
(Registrant's former telephone number, including area code if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2006 there were 3,500,000 shares of the issuer's $.001 par value common stock issued and outstanding.

SYDYS CORPORATION
(A Development Stage Company)
INTERIM FINANCIAL STATEMENTS
March 31, 2006
Expressed in US Funds
(Unaudited)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Sydys Corporation (A Development Stage Company)		Statement 1
Interim Balance Sheets
Expressed in US Funds

	As at	As at
	March 31,	September 30,
	2006	2005
ASSETS	(unaudited)	(audited)

Current
Cash and cash equivalents	$20,417	$31,912
Prepaid expenses	349	349
	$20,766	$32,261

LIABILITIES
Current
Accounts payable	$9,570	$-
Accrued liabilities	2,000	3,842
Due to related party (Note 4)	1,547	254
	13,117	4,096

Going Concern (Note 2)

STOCKHOLDERS’ EQUITY
Capital Stock- Statement 3 (Note 3)
Authorized:
100,000,000 common shares with $0.001 par value per share
Issued and outstanding shares:
3,500,000 (2005 - 3,500,000) shares	3,500	3,500
Capital in excess of par value	72,700	72,700
Deficit Accumulated During the Development Stage - Statement 3	(68,551)	(48,035)
	7,649	28,165
	$20,766	$32,261

- See Accompanying Notes -

Sydys Corporation (A Development Stage Company)					Statement 2
Interim Statements of Loss
Expressed in US Funds
Unaudited

	Cumulative Amounts from Inception (February 9, 2004) to March 31, 2006	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For the Six Months Ended March 31, 2006	For the Six Months Ended March 31, 2005
Revenue	$210	$210	$-	$210	$-
Cost of Goods Sold	150	150	-	150	-
Gross Profit	60	60	-	60	-
Expenses
Accounting	22,668	2,497	4,633	9,497	8,827
Legal fees	36,926	6,842	-	7,572	15,006
General and administrative expenses	9,017	2,915	423	3,507	934
	(68,611)	(12,254)	(5,056)	(20,576)	(24,767)
Loss for the Period	$(68,551)	$(12,194)	$(5,056)	$(20,516)	$(24,767)
Weighted Average Number of Shares Outstanding	-	3,500,000	2,403,333	3,500,000	2,336,667
Loss per Common Share - Basic and diluted	-	$(0.00)	$(0.00)	$(0.01)	$(0.01)

- See Accompanying Notes -

Sydys Corporation					Statement 3
(A Development Stage Company)
Interim Statements of Stockholders’ Equity
Expressed in US Funds

	Common Shares		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total
Inception - February 9, 2004	$300,000	$300	$2,700	$-	$3,000
Common shares issued for cash	1,170,000	1,170	10,530	-	11,700
Loss for the period	-	-	-	(5,149)	(5,149)
Balance - September 30, 2004 (audited)	1,470,000	1,470	13,230	(5,149)	9,551
Common shares issued for cash	2,030,000	2,030	59,470	-	61,500
Loss for the year	-	-	-	(42,886)	(42,886)
Balance - September 30, 2005 (audited)	3,500,000	3,500	72,700	(48,035)	28,165
Loss for the period	-	-	-	(8,322)	(8,322)
Balance - December 31, 2005 (unaudited)	3,500,000	3,500	72,700	(56,357)	19,843
Loss for the period	-	-	-	(12,194)	(12,194)
Balance - March 31, 2006 (unaudited)	$3,500,000	$3,500	$72,700	$(68,551)	$7,649

- See Accompanying Notes -

Sydys Corporation (A Development Stage Company)			Statement 4
Interim Statements of Cash Flows
Expressed in US Funds
Unaudited

	Cumulative
	Amounts
	from
	Inception
	(February 9,	For the Six	For the Three
	2004) to	Months Ended	Months Ended
Cash Resources Provided By (Used In)	March 31, 2006	March 31, 2006	March 31, 2006
Operating Activities
Loss for the period	$(68,551)	$(20,516)	$(12,194)
Changes in non-cash operating assets and liabilities:
Prepaid expenses	(349)	-	-
Accounts payable	9,570	9,570	7,791
Accrued liabilities	2,000	(1,842)	(5,000)
	(57,330)	(12,788)	(9,403)

Financing Activities
Advances from related party	1,547	1,293	1,193
Issuance of capital stock	76,200	-	-
	77,747	1,293	1,193

Net Increase (Decrease) in Cash and Cash Equivalents	20,417	(11,495)	(8,210)
Cash and Cash Equivalents - Beginning of period	-	31,912	28,627
Cash and Cash Equivalents - End of Period	$20,417	$20,417	$20,417

Supplemental Cash Flow Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

- See Accompanying Notes -

Sydys Corporation (A Development Stage Company)
Notes to Interim Financial Statements
March 31, 2006
Expressed in US Funds
Unaudited

1. Organization and Basis of Presentation

a) Organization and Nature of Business

The Company is a Nevada corporation incorporated on February 9, 2004 and based in Vancouver, British Columbia, Canada. The Company’s fiscal year end is September 30.

The Company will be offering various types of online advertising to its customers. The most common media formats or Ad types being sold are Banner, Pop Up, Pop Under, Pop In and Flash (Interactive) Ads. The Company will derive its revenue from the purchase and resale of advertising space that brings together advertisers and publishers. Advertising space will be bought and sold and tracked through the Company’s adserving technology called AdX software, which runs on powerful computer servers.

To date, the Company’s activities have been limited to its formation and the raising of equity capital. The Company will be serving ads using an open source traffic server called PHPAdsNew that can be obtained at no charge without any restrictions from http://phpadsnew.com. The Company will be calling the traffic server AdX. Further development will be required to integrate the software to meet the Company’s needs and to adapt this software to the Company’s own specifications, which is dependent upon the customers’ needs. This development is currently under way and should be ready for serving ads in the near future. All of the Company’s websites have been partially developed and a business plan has been developed by the Company’s officers over the past six months but is considered part of the set up of the Company and no value has been attributed to this, accordingly there has been no value recorded in the financial statements. If there had been a value assigned it would be inconsequential given the time commitment to these tasks. Currently, management anticipates incurring substantial additional losses as the Company implements its business plan.

b) Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by management and, therefore, do not include all information and footnotes required by United States generally accepted accounting principles. It should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2005. These statements do include all normal recurring adjustments, which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended September 30, 2006. Cumulative amounts include amounts since inception on February 9, 2004.

Sydys Corporation (A Development Stage Company)
Notes to Interim Financial Statements
March 31, 2006
Expressed in US Funds
Unaudited

2. Going Concern

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended March 31, 2006, the Company has a loss from operations of $20,516 and an accumulated deficit of $68,551. The Company intends to fund operations through the implementation of its business plan (Note 1a), which may be insufficient to fund its capital expenditures, working capital, and other requirements for the year ending September 30, 2006.

The ability of the Company to emerge from the development stage is dependent upon the Company’s successful efforts to raise sufficient capital and attaining profitable operations.

In response to these problems, management has planned the following actions:

•	Management has raised $61,500 through private placements offerings in the previous year and may raise additional funds through public or private placement offerings.
•	The Company intends to further develop its AdX software and websites for use.

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

4. Related Party Balances and Transactions

Except as disclosed elsewhere in the financial statements, related party transactions are as follows:

As of March 31, 2006, the Company was obligated to two directors and officers, and shareholders, for a non-interest bearing demand loan with a balance of $1,547 (September 30, 2005 - $254).

Sydys Corporation (A Development Stage Company)
Notes to Interim Financial Statements
March 31, 2006
Expressed in US Funds
Unaudited

5. Income Taxes

The potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward for future years. As at March 31, 2006, the Company has an accumulated tax loss of $68,551 to offset future years taxable income expiring in fiscal 2024 and 2025.

As at March 31, 2006, the estimated components of the net deferred tax asset, the statutory tax rate, and the elected valuation allowance are scheduled below:

2006
Cumulative Net Operating Loss (from inception to March 31, 2006)	$68,551
Statutory Tax Rate - (combined federal and state tax rate)	34%
Deferred Tax Asset	23,307
Valuation Allowance	(23,307)
Net Deferred Tax Asset	$-

6. New Accounting Pronouncements

Recent accounting pronouncements that are listed as follows, did not and/or are not currently expected to have a material effect on the Company’s financial statements.

FASB Statements:

•	FAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4;
•	FAS 153, Exchanges of Nonmonetary Assets;
•	FAS 154, Accounting Changes and Error Corrections; and
•	FAS 156, Accounting for Services of Financial Assets - an amendment of FASB Statement No. 140.

7. Subsequent Event

Subsequent to period end, the Company's directors and officers sold their 37.1% interest in the Company by selling 1,300,000 shares to a third party ("new management") thereby changing the control of the Company. The directors and officers subsequently resigned and were replaced by new management.

Item 2. Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

General

We were incorporated in the State of Nevada on February 9, 2004. Our specific goal is to profitably sell online advertisements through our Internet websites to website owners, ad resellers and corporations. We have created two websites (www.trafficaces.com and www.targetedads.net) that will be used to promote our proposed business, although we do not have significant operations.

On May 10, 2006, our former management and board of directors resigned and sold all of their shares of common stock to Kenneth Koock, our new officer and director, which resulted in a change of control of us. Our new board consisting of Kenneth J. Koock and Scotty D. Cook, will continue our current operations until such time as additional or alternate business operations can be identified and acquired. See Item 5 below.

While we expect to continue the operations as started by our former management, we are also re-evaluating our business model and strategy. We anticipate that we will implement a new business plan which we hope will increase the value of our common stock. We may also acquire or merge with an established company with already-established product lines. Accordingly, we have begun researching alternative business models and potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. We hope to engage in discussions and negotiations with another company with the goal to acquire that company, which we hope will diversify our business operations and improve our total value to our shareholders. We cannot guaranty that we will be able to adopt a new business model or acquire or merge with another company, or that in the event that we adopt a new business model or acquire or merge with another entity, this new business model or acquisition will increase the value of our common stock.

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

We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. We will need to raise additional capital to continue our operations. As of March 31, 2006 we have cash on hand of $20,417.

Results of Operations

From Inception on February 9, 2004 to March 31, 2006

During the period, we incorporated the company, hired an attorney and an auditor in relation to the preparation of our registration statement. We created three Internet websites with the domain names www.trafficaces.com, www.targetedads.net, and www.sydys.com. Our new management has joined us subsequent to the period covered by this report. Our loss since inception is ($68,551) of which $36,926 is for legal fees and $22,668 for audit fees in connection with our recent offering, and $9,017 is for general office costs.

Liquidity and capital resources. As of the date of this report, we have generated $210 of revenues in January 2006 from our business operations. As of March 31, 2006, our total assets were $20,766, represented by $20,417 in cash and cash equivalents and $349 in prepaids. Our total liabilities were $13,117, of which $9,570 was represented by accounts payable, $2,000 in accrued liabilities and $1,547 by a shareholder loan.

For the three months ended March 31, 2006 as compared to the same period ending March 31, 2005.

Results of Operations.

Revenue. We have realized $210 in revenues from our inception through March 31, 2006. After cost of goods sold, our gross profit was $60.

Operating Expenses. For the three months ended March 31, 2006, our total operating expenses were $12,254, making our net loss from operations for the three month period ending March 31, 2006 a total of $12,194. Of that amount, $2,497 was represented by accounting and $6,842 in legal costs, and $2,915 in general and administrative expenses. This is in comparison to our operating expenses of $5,056 for the three months ended March 31, 2005. That amount was represented by general and administrative expenses of $423, and accounting costs of $4,633. Our expenses for the period ended March 31, 2006 are higher than those for the same period ended in 2005, which is primarily due to the legal fees we incurred during the period ended March 31, 2006 which are related to our pursuit of outside investors and/or acquisition candidates.

For the six months ended March 31, 2006 as compared to same period ending March 31, 2005.

Operating Expenses. For the six months ended March 31, 2006, our total operating expenses were $20,576, making our net loss from operations for the six month period ending March 31, 2006 a total of $20,516. Of that amount, $9,497 was represented by accounting costs,$7,572 in legal costs, and $3,507 in general and administrative expenses. This is in comparison to our operating expenses of $24,767 for the six months ended March 31, 2005. That amount was represented by general and administrative expenses of $934, accounting costs of $8,827 and legal costs of $15,006. Our expenses in for the period ended March 31, 2006 are lower than those for the same period ended in 2005, which is primarily due to the legal fees incurred during our public offering conducted during the period ended March 31, 2005.

Our Plan of Operation for the Next Twelve Months While we expect to continue the operations as started by our former management, we are also re-evaluating our business model and strategy. We anticipate that we will implement a new business plan which we hope will increase the value of our common stock. We may also acquire or merge with an established company with already-established product lines. Accordingly, we have begun researching alternative business models and potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. We hope to engage in discussions and negotiations with another company with the goal to acquire that company, which we hope will diversify our business operations and improve our total value to our shareholders. We cannot guaranty that we will be able to adopt a new business model or acquire or merge with another company, or that in the event that we adopt a new business model or acquire or merge with another entity, this new business model or acquisition will increase the value of our common stock.

We have cash and equivalents totaling $20,417 as of March 31, 2006. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. We believe that our management will assist us in continuing to operate because they own a significant percentage of our stock. Until we implement a new business model or complete an acquisition of another company, we anticipate that our monthly cash requirements are approximately $1,000 per month. We believe that those costs will remain consistent over the next twelve months until we implement a new business model or complete an acquisition of another company. Other than anticipated monthly costs and the costs of implementing a new business model or searching for potential investors and/or merger candidates discussed above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to implement a new business model or complete an acquisition of another company. We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses.

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Because we have limited operations and assets, we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, we have checked the box on the cover page of this report that specifies we are a shell company.

Application of Critical Accounting Policies. Our financial statements have been prepared on a going concern basis. We have an accumulated deficit of $68,551 from inception to March 31, 2006. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and at March 31, 2006, we had cash and equivalents of $20,417. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Use of Estimates. The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

Off-Balance Sheet Arrangements. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

Events subsequent to the reporting period ended March 31, 2006 and reportable on Form 8-K are reported herewith:

Item 5.01 Changes in Control of Registrant

Share Purchase Transactions. On April 19, 2006, Christopher Schilling, our chief executive officer, president and a director, agreed to enter into a share purchase transaction (the “Schilling Share Purchase Transaction”) with Ken Koock (“Koock”), whereby Koock agreed to purchase Mr. Schilling’s 700,000 shares of common stock for an aggregate consideration of approximately $156,800, or $0.22 per share. The closing date for the Schilling Share Purchase Transaction was May 10, 2006, which was more than 10 days following the mailing of our recent Information Statement to our shareholders.

On April 19, 2006, Jason Baybutt, our chief financial officer, secretary, treasurer and one of our directors, agreed to enter into a share purchase transaction (the “Baybutt Share Purchase Transaction”) with Koock, whereby Koock agreed to purchase Mr. Baybutt’s 300,000 shares of common stock for an aggregate consideration of $100,000, or $0.33 per share. The closing date for the Baybutt Share Purchase Transaction was May 10, 2006, which was more than 10 days following the mailing of our recent Information Statement to our shareholders.

The actual mailing date of this Information Statement was April 24, 2006.

Change of Control. Mr. Schilling agreed to transfer 700,000 shares of common stock to Koock on the closing. Mr. Baybutt agreed to transfer 300,000 shares of common stock to Koock on the closing. Mr. O’Brien, one of our former directors, also agreed to transfer 300,000 shares of common stock to Koock on the closing. Koock therefore owns an aggregate of 1,300,000, shares of our common stock, or 37.1% of our issued and outstanding common stock as a result of the completion of the three purchase transactions. As a consequence thereof, we will experience a change in control and Koock will have voting control of us.

SECURITY OWNERSHIP OF BENEFICIAL OWNERSHIP AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 10, 2006, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kenneth J. Koock 7 Orchard Lane Lebanon, NJ 08833	1,300,000 shares chief executive officer, president, chief financial officer, secretary, treasurer	37.1%
Common Stock	Scotty D. Cook 270 N. Denton Tap Road, #100 Coppell, TX 75019	no shares, director	0.0%
Common Stock	All directors and named executive officers as a group	1,300,000 shares	37.1%

Beneficial ownership is determined in accordance with the rules of the SEC generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of the Registrant’s common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of the Registrant’s common stock indicated as beneficially owned by them.

The Registrant is not aware of any other arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S-B.

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

Change in the Majority of the Board of Directors. Effective with the closing of the Schilling Share Purchase Transaction, Mr. Schilling has resigned his positions as our chief executive officer, president and as a director. Effective with the closing of the Baybutt Share Purchase Transaction, Mr. Baybutt has resigned his position as our chief financial officer, secretary, treasurer, and as one of our directors.

New directors have been appointed upon the resignations of Messrs. Schilling and Baybutt, which resulted in a change in the majority of our board of directors. These new directors are Messrs. Scotty Cook and Kenneth Koock. Pursuant to the terms of these agreements, our prior board of directors, Mr. Christopher Schilling and Mr. Jason Baybutt resigned on May 10, 2006, which was more than the required 10 days after the mailing of our Schedule 14f-1 Information Statement to our stockholders.

Messrs. Baybutt’s and Schilling’s resignations are not the result of any disagreement on any matter relating to the Registrant's operations, policies or practices. Copies of their resignations are attached hereto as exhibits.

Appointment of Principal Officers. On May 10, 2006, Mr. Kenneth J. Koock was appointed as our President, Chief Executive Officer, Secretary, Chief Financial Officer and Treasurer.

DIRECTORS AND EXECUTIVE OFFICERS

The following tables set forth information regarding the Registrant’s new executive officers and directors:

Name	Age	Position
Kenneth J. Koock	63	President, Chief Executive Officer, Secretary, Chief Financial Officer, Treasurer, Director
Scotty D. Cook	43	Director

Kenneth J. Koock. Mr. Koock was appointed as our Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer and one of our directors on May 10, 2006. Mr. Koock retired in 2003 from an investment banking and corporate finance career and has broad range experience in capitalizing Public and Private companies through various stages of fundraising. He has held various executive positions with various firms in the securities industry since 1967 and retiring from MH Meyerson in 2003 as its Vice Chairman and Director. He founded Kenneth J. Koock & Assoc. in an effort to continue assisting public and private companies meet their funding needs by obtaining the highest sustainable value and financial commitment. Before joining MH Meyerson, in 1977, Mr. Koock was employed at Weeden and Co., JS Strauss, and Hammershlag Borg.

From 2001 to the present, Mr. Koock has served as the Chairman of the Board of Angstrom Technologies, Inc, a publicly traded technology company specializing in security and detection systems. He has also served as a Co-Chairman of the Board of VSUS Technologies, Inc., a publicly traded technology company developing a real-time internet search technology, and a Co-Chairman of the Board of Roadhouse Foods, Inc., a publicly traded company in the specialty-ethnic branded food industry. Mr. Koock has also served as a consultant to Solucorp, Ltd., an environmental technology company, also publicly traded. He has been a member of the New York Bar Association from 1966 to the present, and the Security Traders Association of New York (STANY) from 1977 to 2003. Mr. Koock holds Series 7, 63 and 55 NASD licenses. He earned his Bachelor of Science from Duke University in 1963 and his Juris Doctor from St. Johns Law in 1966. Other than those disclosed above, Mr. Koock is not an officer or director of any other reporting company.

Scotty D. Cook. Mr. Cook was appointed as one of our directors on May 10, 2006. In 1996, Mr. Cook founded Founders Equity Group, Inc. and currently serves as the CEO and Chairman of its board. Before launching Founders Equity, Mr. Cook was Director of First Southwest Corporation, a Dallas based investment banking firm where he established the private banking group which provided financial services and advice to high net worth individuals, entrepreneurs and their companies. Prior to this, Mr. Cook spent three years building the Private Client Group division for Bear Stearns & Company.

Mr. Cook has been in the investment banking business for 16 years working in various capacities: originating, negotiating and managing transactions totaling in excess of $3 billion. Mr. Cook serves as an advisory board member to various private and publicly traded companies. Mr. Cook’s particular area of focus has been privately negotiated equity placements for issuers, both public and private. Mr. Cook was an original shareholder in various companies that eventually went public or were purchased and assisted these companies in all aspects of capital structure development and growth. Mr. Cook has managed numerous funds including Founders Special Opportunities I, Founders Environmental Fund II, Founders Mezzanine III, Founders Partners IV, Founders Cash Management V, and Founders Partners VI. Mr. Cook graduated from Texas Tech University with a BBA in finance and economics in 1984. Mr. Cook is not an officer or director of any other reporting company.

We have not yet entered into any compensation arrangements with either Mr. Koock or Mr. Cook. Terms of such agreements, if any, will be disclosed as that information becomes available.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Item 8.01 Other Events

On May 10, 2006, the Registrant changed its address and phone number to: 7 Orchard Lane, Lebanon, NJ  08833, telephone 908-236-9885.

Item 9.01 Financial Statements and Exhibits

Exhibits

17.1 Resignation of Jason Baybutt
17.2 Resignation of Christopher Schilling

Item 6. Exhibits

31. Rule 13a-14(a)/15d-14(a) Certifications.

32. Section 1350 Certifications.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of May, 2006.

SYDYS CORPORTATION (Registrant)

Date: May 12, 2006	By:	/s/ Kenneth J. Koock
Kenneth J. Koock, President, Principal Executive Officer and a member of the Board of Directors