Form 10QSB/A
period 2006-03-31
SYDYS CORP
filed 2006-05-16
CIK 1309141

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1

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

From 2001 to the present, Mr. Koock has served as the Chairman of the Board of Angstrom Technologies, Inc, a publicly traded technology company specializing in security and detection systems. He has also served as a Co-Chairman of the Board of VSUS Technologies, Inc., a publicly traded technology company developing a real-time internet search technology, and a Co-Chairman of the Board of Roadhouse Foods, Inc., a publicly traded company in the specialty-ethnic branded food industry. Mr. Koock has also served as a consultant to Solucorp, Ltd., an environmental technology company, also publicly traded. He has been a member of the New York Bar Association from 1966 to the present, and the Security Traders Association of New York (STANY) from 1977 to 2003. Mr. Koock held Series 7, 63 and 55 NASD licenses until his retirement in 2003. He earned his Bachelor of Arts from Duke University in 1963 and his Juris Doctor from St. Johns Law in 1966. Other than those disclosed above, Mr. Koock is not an officer or director of any other reporting company.

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

SYDYS CORPORTATION (Registrant)

Date: May 15, 2006	By:	/s/ Kenneth J. Koock
Kenneth J. Koock, President, Principal Executive Officer and a member of the Board of Directors