Form 10QSB
period 2006-06-30
SYDYS CORP
filed 2006-08-21
CIK 1309141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File No. 000-51727

SYDYS CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	98-0418961
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7 Orchard Lane Lebanon, NJ 08833
(Address of Principal Executive Offices)

(908) 236-9885
(Issuer's Telephone Number, including Area Code)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 65,986,667 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on August 21, 2006.

Transitional Small Business Disclosure Format (check one):     Yes [  ] No [X]

TABLE OF CONTENTS

		Page
PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Interim Balance Sheets - (Unaudited)	2
	Interim Statements of Loss - (Unaudited)	3
	Interim Statements of Stockholders’ Equity - (Unaudited)	4
	Interim Statements of Cash Flows - (Unaudited)	5
	Notes to Interim Financial Statements	6

Item 2.	Plan of Operation	9
Item 3.	Controls and Procedures	13

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 6.	Exhibits	14
Signatures		15

SYDYS CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2006

Expressed in US Funds

(Unaudited)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Sydys Corporation (A Development Stage Company)	Statement 1
Interim Balance Sheets
Expressed in US Funds

	As at	As at
	June 30,	September 30,
	2006	2005
ASSETS	(unaudited)	(audited)

Current
Cash and cash equivalents	$415,963	$31,912
Notes and interest receivable (Note 3)	275,675	-
Prepaid expenses	-	349
	$691,638	$32,261

LIABILITIES
Current
Accounts payable and accrued expenses	$77,760	$3,842
Due to related party (Note 5)	-	254
Notes payable	1,000	-
	78,760	4,096

Going Concern (Note 2)

STOCKHOLDERS' EQUITY
Capital Stock- Statement 3 (Note 4)
Authorized:
100,000,000 common shares with $0.001 par value per share
Issued and outstanding shares:
65,324,334 (2005 - 63,000,000) shares	65,324	63,000
Capital in excess of par value	644,116	13,200
Deficit Accumulated During the Development Stage - Statement 3	(95,562)	(48,035)
	612,878	28,165
	$691,638	$32,261

- See Accompanying Notes -

Sydys Corporation (A Development Stage Company)	Statement 2
Interim Statements of Loss
Expressed in US Funds
Unaudited

	Cumulative Amounts from Inception (February 9, 2004) to June 30, 2006	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Nine Months Ended June 30, 2006	For the Nine Months Ended June 30, 2005
Revenue	$210	$-	$-	$210	$-
Cost of Goods Sold	150	-	-	150	-
Gross Profit	60	-	-	60	-
Expenses
Accounting and legal fees	80,253	20,659	14,263	37,728	38,096
General and administrative expenses	17,044	8,027	1,469	11,534	2,403
	(97,297)	(28,686)	(15,732)	(49,262)	(40,499)
Interest Income	675	675	-	675	-
Loss for the Period	$(96,562)	$(28,011)	$(15,732)	$(48,527)	$(40,499)
Weighted Average Number of Shares Outstanding		63,314,432	44,460,000	63,113,321	43,668,792
Loss per Common Share - Basic and diluted		$(0.00)	$(0.00)	$(0.00)	$(0.00)

- See Accompanying Notes -

Sydys Corporation	Statement 3
(A Development Stage Company)
Interim Statements of Stockholders' Equity
Expressed in US Funds

	Common Shares		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total
Inception - February 9, 2004	300,000	$300	$2,700	$-	$3,000
Common shares issued for cash	1,170,000	1,170	10,530	-	11,700
Loss for the period	-	-	-	(5,149)	(5,149)
Balance - September 30, 2004 (audited)	1,470,000	1,470	13,230	(5,149)	9,551
Common shares issued for cash	2,030,000	2,030	59,470	-	61,500
Loss for the year	-	-	-	(42,886)	(42,886)
Balance - September 30, 2005 (audited)	3,500,000	3,500	72,700	(48,035)	28,165
June 6, 2006 - 18 for 1 stock split	59,500,000	59,500	(59,500)	-	-
Common shares issued for cash	2,323,334	2,324	694,676	-	697,000
Broker fee for issuance of stock	-	-	(63,760)	-	(63,760)
Loss for the period	-	-	-	(48,527)	(48,527)
Balance - June 30, 2006 (unaudited)	65,323,334	$65,324	$644,116	$(96,562)	$612,878

- See Accompanying Notes -

Sydys Corporation (A Development Stage Company)	Statement 4
Interim Statements of Cash Flows
Expressed in US Funds
Unaudited

	Cumulative
	Amounts
	from
	Inception
	(February 9,	For the Nine	For the Nine
	2004) to	Months Ended	Months Ended
Cash Resources Provided By (Used In)	June 30, 2006	June 30, 2006	June 30, 2005
Operating Activities
Loss for the period	$(96,562)	$(48,527)	$(40,499)
Changes in non-cash operating assets and liabilities:
Prepaid expenses	-	349	(727)
Interest receivable	(675)	(675)	-
Accounts payable and accrued liabilities	14,000	10,158	18,782
	(83,237)	(38,695)	(22,444)

Investing Activities
Notes issued	(275,000)	(275,000)	-
	(275,000)	(275,000)	-

Financing Activities
Advances from related party	-	-	54
Issuance of debt	1,000	1,000	-
Repayment of debt to related party	-	(254)	-
Issuance of capital stock, net	773,200	697,000	11,000
	774,200	697,746	11,054

Net Increase (Decrease) in Cash and Cash Equivalents	415,963	384,051	(11,390)
Cash and Cash Equivalents - Beginning of period	-	31,912	11,770
Cash and Cash Equivalents - End of Period	$415,963	$415,963	$380

Supplemental Cash Flow Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

- See Accompanying Notes -

Sydys Corporation (A Development Stage Company)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Funds
Unaudited

1.  Organization and Basis of Presentation

a) Organization and Nature of Business

The Company is a Nevada corporation incorporated on February 9, 2004 and based in Lebanon, New Jersey. The Company's fiscal year end is September 30.

The Company was formed for the purpose of engaging in on-line advertising business. The Company has been unable to execute its business plan, and has exited the online advertising business. The Company is now considered a shell corporation under applicable rules of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934, as amended.

On May 10, 2006, the Company's former management team and board of directors resigned and sold all of their shares of common stock to Kenneth J. Koock, our new officer and director, which resulted in a change of control. The new board, which consists of Kenneth J. Koock and Scotty D. Cook, will run the business while seeking additional or alternate opportunities.

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

Sydys Corporation (A Development Stage Company)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Funds
Unaudited

2. Going Concern

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended June 30, 2006, the Company has a loss from operations of $48,527 and an accumulated deficit of $96,562. The Company intends to fund operations through the implementation of its business plan (Note 1a) , which in the short term will be insufficient to fund its capital expenditures, working capital, and other requirements for the year ending September 30, 2006.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and attaining profitable operations.

In response to these problems, management has executed or planned the following actions:

•
Since inception, management has raised $972,200 through private placement offerings and will continue to seek additional funds, at terms acceptable to the Company, through public or private placement offerings.

3. Notes Receivable

During June of 2006, the Company issued notes receivable consisting of the following:

a)A note to Hadassa Holdings Limited for $150,000 bearing interest at 10% due on December 20, 2006; and

b) A note to FEQ Gas, LLC for $125,000 bearing interest at 7% due on demand. The note was repaid in full during July 2006.

4. Capital Stock

a) Authorized Stock

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

b) Stock Split

On May 23, 2006, the Board of Directors of the Company, by unanimous written consent, approved an 18 for 1 stock split of the Company's issued and outstanding common stock which was effectuated through a dividend of 17 shares of common stock for each share of common stock outstanding as of the record date. Management's intent is to increase the marketability and liquidity of its common stock and hopefully increase the value of its common stock. The dividend was payable on June 6, 2006 for shareholders of record on June 5, 2006. Unless otherwise stated, all references to share and per share amounts in these interim financial statements have been retroactively restated to give effect to this share split. After the split, the total number of the issued and outstanding shares of common stock is 63,000,000 shares. The common stock will continue to have the same par value.

c) Share Issuance

On June 9, 2006, the Board of Directors of the Company by unanimous written consent approved a private placement offering (the "Offering") of up to 5,000,000 shares of the Company's common stock, subject to adjustment, to be sold at a purchase price of $0.30 per share. During June 2006, pursuant to the terms of the Offering, the Company issued 2,323,334 shares of common stock resulting in gross proceeds of $697,000. The Company accrued $63,760 in consulting fees relating to the Offering, which were paid in July 2006.

Sydys Corporation (A Development Stage Company)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Funds
Unaudited

5. Related Party Balances and Transactions

Except as disclosed elsewhere in the financial statements, related party transactions are as follows:

As of March 31, 2006, the Company was obligated to two directors and officers, and shareholders, for a non-interest bearing demand loan with a balance of $1,547 (September 30, 2005 - $254). The balance was paid in full during the third quarter of fiscal 2006.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

6. Income Taxes

The potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward for future years. At June 30, 2006, the Company had an accumulated tax loss of $95,562 to offset future year's taxable income that begins to expire in fiscal 2024.

At June 30, 2006, the estimated components of the net deferred tax asset, the statutory tax rate, and the elected valuation allowance are scheduled below:

2006
Cumulative Net Operating Loss (from inception to June 30, 2006)	$(96,562)
Statutory Tax Rate - (combined federal and state tax rate)	34%
Deferred Tax Asset	32,831
Valuation Allowance	(32,831)
Net Deferred Tax Asset	$-

7. New Accounting Pronouncements

Recent accounting pronouncements that are listed as follows did not and/or are not currently expected to have a material effect on the Company's financial statements.

FASB Statements:
•	FAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4;
•	FAS 153, Exchanges of Nonmonetary Assets;
•	FAS 154, Accounting Changes and Error Corrections; and
•	FAS 156, Accounting for Services of Financial Assets - an amendment of FASB Statement No. 140.

8. Subsequent Events

Pursuant to the terms of the Offering, the Company raised an additional $199,000 during July 2006 through the issuance of an additional 663,333 shares of common stock.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this report on Form 10-QSB and in other public statements by the Company and Company officers or directors includes or may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology.

Such forward-looking statements are made based on management's beliefs, as well as assumptions made by, and information currently available to, management pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company's actual results, events or financial positions to differ materially from those included within the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the availability of capital resources, our ability to identify a suitable operating company to acquire and complete an acquisition of such a company, changes in the securities or capital markets, and other factors disclosed under the caption "Risk Factors" in Part I Item 2 of this report and our other filings with the United States Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Except as required by law, we undertake no obligation to disclose any revision to these forward-looking statements to reflect events or circumstances after the date made, changes in internal estimates or expectations, or the occurrence of unanticipated events.

Item 2.  Plan of Operation.

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “we,” “us” or “our” and similar terms refer to SYDYS Corporation.

Overview

We were formed in February 2004 for the purpose of engaging in on-line advertising business. Having been unable to execute our business plan, we have exited this business and are, therefore, considered a shell corporation under applicable rules of the Securities and Exchange Commission (the "SEC") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In that regard, we are actively seeking to complete a business combination with an operating company.

We have limited cash resources, have incurred losses since inception, and have been unable to execute our business plan. We will need to raise funds during the next twelve months to execute our business plan.  Due to these and other factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended September 30, 2005 as to the substantial doubt about our ability to continue as a going concern. In order to continue operations, we must continue to raise the capital necessary to fund our activities and our long-term viability and growth will ultimately depend upon acquiring a successful operating company, as to which there can be no assurance.

Our current business plan consists solely of identifying and acquiring a suitable operating company to acquire and compliance with our reporting obligations under federal securities laws. Although we have evaluated potential acquisition targets, engaged in general discussions regarding the acquisition of an operating company, we have not entered into any agreement to acquire an operating company. There can be no assurance that we will be able to identify an acceptable operating company, complete an acquisition, or that any business we acquire will generate profits or increase the value of the Company.

Liquidity and Capital Resources

Since inception, we have funded our operations through public and private offerings of our common stock. Between June 13, 2006 and the date of this report, we have generated gross proceeds of $896,000 through the issuance of 2,986,667 shares of our common stock at a purchase price of $0.30 per share.

The foregoing constitutes our principal sources of financing during the past twelve months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity and debt securities. We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities. Unless we acquire an operating company, we do not expect to incur any material capital expenditures during the next twelve months nor do we expect to hire additional employees.

We have cash resources of approximately $670,000. Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws. We believe that our current cash resources and expected proceeds from our current financing activities will be sufficient to fund operations for the next twelve months. In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire. We are currently seeking to obtain additional financing through sales of shares of our common stock and expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our shareholders. In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations. We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors in addition to other information in this report on Form 10-QSB and our other filings with the Securities and Exchange Commission before purchasing our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occur, our business may be adversely affected, the trading price of our common stock may decline and you may lose all or part of your investment.

Risks Associated With Our Business

Based on our recurring losses during our development stage and inability to implement our business plan, our auditors have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

We are a development stage company and since inception, have suffered losses from development stage activities to date, and are in need of additional capital. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended September 30, 2005 as to the substantial doubt about our ability to continue as a going concern. As such, we may be required to cease operations and you could lose your entire investment. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

We have no operations, will not generate any revenue unless we complete a business combination with an operating company, and need additional capital to fund our activities.

We have experienced net losses in each fiscal quarter since our inception, and we expect to continue to incur losses for the foreseeable future. Unless we complete a business combination with an operating company, we will not generate any revenues in the future and we will continue to incur expenses related to identifying and acquiring an operating company and compliance with our reporting obligations under applicable federal securities laws. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to continue to execute our plan to acquire an operating company and in the extreme case, liquidate the Company.

We may not be able to acquire an operating company and if we complete such an acquisition, we expect that we will need to raise additional capital.

Our sole business objective is to acquire an operating company. As of the date of this report, we have identified and evaluated potential acquisition targets, engaged in discussions regarding the acquisition of an operating company, but have not entered into any agreement to acquire an operating company. There can be no assurance that we will be able to identify a suitable operating company to acquire or complete such an acquisition.  In the event that we complete such an acquisition, we expect that we will need to raise substantial additional capital. We intend to rely on external sources of financing to meet any capital requirements and to obtain such funding through the debt and equity markets. We cannot assure you that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms, if at all. If we fail to obtain such necessary funding, any such acquisition may not be successful.

Risks Related to Our Stock

There is no market for our common stock.

There is no active trading market for our common stock. Our common stock is not eligible for trading on any national or regional securities exchange or the Nasdaq Stock Market. Our common stock is eligible for trading on the OTC Bulletin Board. This market tends to be substantially less liquid than national and regional securities exchanges or the Nasdaq Stock Market. To date, there has been very limited trading of our common stock. We cannot provide you with any assurance that an active trading market for our common stock will develop, or if such a market develops, that it will be sustained.

Applicable SEC Rules governing the trading of “penny stocks” limits the trading and liquidity of our common stock which may affect the trading price of our common stock.

Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure document explaining the penny stock market and the associated risks. Under these regulations, brokers who recommend penny stocks to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We intend to raise additional capital in the future, and such additional capital may be dilutive to stockholders or impose operational restrictions.

We intend to raise additional capital in the future to help fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. Additional convertible debt or equity financing may be dilutive to our stockholders and debt financing, if available, may involve restrictive covenants that may limit our operating flexibility. If additional capital is raised through the issuance of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of our stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

The trading price of our common stock is likely to be highly volatile.

The trading price of our shares may from time to time fluctuate widely. The trading price may be affected by a number of factors including events described in the risk factors set forth in this report as well as our operating results, financial condition, announcements regarding our business, general economic conditions and other events or factors. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the price of many small capitalization companies and that often have been unrelated or disproportionate to the operating performance of these companies. Market fluctuations such as these may seriously harm the market price of our common stock. Further, securities class action suits have been filed against companies following periods of market volatility in the price of their securities. If such an action is instituted against us, we may incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, financial condition and results of operations.

We do not intend to pay dividends in the foreseeable future.

We have never declared or paid a dividend on our common stock. Accordingly, we do not anticipate paying any dividends in the foreseeable future and investors seeking dividend income should not purchase our common stock.

Item 3.   Controls and Procedures.

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) that such information is accumulated and communicated to our management, including our CEO and CFO, in order to allow timely decisions regarding required disclosure.

There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Between June 13 and June 28, 2006, pursuant to a series of securities purchase agreements, we sold 2,323,334 shares of common stock at a purchase price of $0.30 per share for aggregate gross cash proceeds of $697,000. Subsequent to the end of the quarter, we sold 663,333 shares of common stock at a purchase price of $0.30 per share for aggregate gross proceeds of $199,000. The shares were issued in concurrent offerings (the “Offerings”) to certain overseas investors who are not “U.S. persons” (the “Non US Private Offering”) and to a limited number of accredited investors in the United States (the “US Private Offering”) of up to 5,000,000 shares of common stock, subject to increase in our sole discretion to cover any over-allotments, which we commenced on June 7, 2006 and may terminate at any time.

500,000 of the shares were sold in the US Private Offering. The remaining 2,486,667 shares were sold in the Non US Private Offering. The shares sold in the US Private Offering were sold in a private placement transaction to accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D thereunder. The shares sold in the Non US Private Offering were sold in a private placement transaction to a limited number of accredited investors who are not "U.S. persons" pursuant to the exemption from registration provided by Rules 901 and 903 of Regulation S under the Securities Act. At June 30, 2006, we accrued consulting fees of $55,760 in connection with the Offerings.

We have agreed to include the shares of common stock sold in the Offerings in any registration statement we file under the Securities Act (excluding registration statements on SEC Forms S-4, S-8 or any similar or successor forms) in order to permit the public resale of such shares.

Item 6.     Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYDYS Corporation

Date: August 21, 2006	By:	/s/ Kenneth J. Koock

Kenneth J. Koock Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended