Form 10KSB
period 2006-09-30
SYDYS CORP
filed 2006-12-21
CIK 1309141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: September 30, 2006

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to __________.

Commission File Number: 000-51727

SYDYS CORPORATION
(Name of Small Business Issuer in Its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0418961 (IRS Employer Identification Number)

7 Orchard Lane, Lebanon, NJ 08833
(Address of Principal Executive Offices)(Zip Code)

(908) 236-9885
(Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act: Common stock, $.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State issuer's revenues for its most recent fiscal year: $210.00.

The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the average bid and asked price of the registrant's common stock as reported on the OTC Bulletin Board on December 5, 2006, was $42,669,134. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed.

As of December 14, 2006, 65,646,667 shares of the registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes __ No X

SYDYS CORPORATION
ANNUAL REPORT ON FORM 10-KSB
FOR FISCAL YEAR ENDED SEPTEMBER 30, 2006

i

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this report on Form 10-KSB and in other public statements by the Company and Company officers or directors includes or may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology.

Such forward-looking statements are made based on management's beliefs, as well as assumptions made by, and information currently available to, management pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company's actual results, events or financial positions to differ materially from those included within the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the availability of capital resources, our ability to identify a suitable operating company to acquire and complete an acquisition of such a company, changes in the securities or capital markets, and other factors disclosed under the caption "Risk Factors" in Part I Item 1 of this report and our other filings with the United States Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Except as required by law, we undertake no obligation to disclose any revision to these forward-looking statements to reflect events or circumstances after the date made, changes in internal estimates or expectations, or the occurrence of unanticipated events.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “we,” “us” or “our” and similar terms refer to Sydys Corporation.

Business Development

The Company was incorporated under the laws of the State of Nevada on February 9, 2004. We were formed for the purpose of engaging in the on-line advertising business. We completed a public offering of shares of our common stock in 2005, but did not raise sufficient funds to successfully execute our business plan. Having been unable to execute our business plan, we have exited this business and are, therefore, considered a shell corporation under applicable rules of the Securities Exchange Commission (the “SEC”) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). In that regard, we are actively seeking to complete a business combination with an operating company.

Current Business

At this time, we have no operations, our assets consist primarily of cash and accounts receivable, and our liabilities consist exclusively of trade payables and accrued expenses. Since May 2006, our operations have consisted solely of identifying and completing a business combination with an operating company and compliance with our reporting obligations under federal securities laws. Our current business plan is to identify and acquire a suitable operating company. Although we have evaluated potential acquisition targets and engaged in general discussions and due diligence activities regarding the acquisition of an operating company, we have not entered into any agreement to acquire an operating company. There can be no assurance that we will be able to identify an acceptable operating company, complete an acquisition, or that any business we acquire will generate profits or increase the value of the Company.

Since inception, we have not spent any money on research and development activities.

Employees and Consultants

We do not have any employees. We utilize the services of various consultants who provide, among other things, corporate secretary and accounting services to the Company. Since we do not have any significant operations, unless and until we complete an acquisition of an operating company, we do not intend to retain any additional personnel.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors in addition to other information in this report on Form 10-KSB and our other filings with the Securities and Exchange Commission before purchasing our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occur, our business may be adversely affected, the trading price of our common stock may decline and you may lose all or part of your investment.

Based on our recurring losses during our development stage and inability to implement our business plan, our auditors have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

We are a development stage company and since inception, have suffered losses from development stage activities to date, and are in need of additional capital. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended September 30, 2006 as to the substantial doubt about our ability to continue as a going concern. As such, we may be required to cease operations in which case you could lose your entire investment. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

Our sole business objective is to acquire an operating company. As of the date of this report, we have identified and evaluated potential acquisition targets, engaged in discussions and due diligence activities regarding the acquisition of an operating company, but have not entered into any agreement to acquire an operating company. There can be no assurance that we will be able to identify a suitable operating company to acquire or complete such an acquisition. In the event that we complete such an acquisition, we expect that we will need to raise substantial additional capital. We intend to rely on external sources of financing to meet any capital requirements and to obtain such funding through the debt and equity markets. We cannot assure you that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms, if at all. If we fail to obtain such necessary funding, any such acquisition may not be successful.

Risks Related to Our Stock

There is a very limited market for our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive office is located at 7 Orchard Lane, Lebanon, NJ 08833. This space is provided by our Chief Executive Officer without charge. We believe our current office will be adequate to support our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceeding, nor are we aware of any proceeding contemplated by any governmental authority involving us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the OTC Bulletin Board under the symbol “SDYS.” The following table sets forth the range of high and low bid prices per share of our common stock for each of the calendar quarters identified below as reported by Nasdaq. Our shares became eligible for trading on the OTC Bulletin Board on December 22, 2005, however, no bids were reported until January 24, 2006. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Year Ended September 30, 2006	High	Low
Quarter ended September 30	$1.50	$0.65
Quarter ended June 30	2.17	0.44
Quarter ended March 31	0.83	0.11

The last price of our common stock as reported on the OTC Bulletin Board on December 5, 2006 was $1.01 per share.

Holders

As of December 14, 2006, the number of stockholders of record of our common stock was 35.

Dividends

We have not paid any cash dividends on our common stock to date, and have no intention of paying such cash dividends in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations imposed under Nevada corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

ITEM 6. PLAN OF OPERATION

This Plan of Operation and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the section captioned “Risk Factors” in Item 1 and elsewhere in this report. The following should be read in conjunction with our audited financial statements and the related notes included elsewhere herein.

Overview

We were formed in February 2004 for the purpose of engaging in the business of on-line advertising. Having been unable to execute our business plan, we have exited this business, and are, therefore, considered a shell corporation under applicable rules of the SEC. In that regard, we are actively seeking to complete a business combination with an operating company.

We have limited cash resources, have incurred losses since inception, and have been unable to execute our business plan. We will need to raise funds during the next twelve months to execute our business plan.  Due to these and other factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended September 30, 2006 as to the substantial doubt about our ability to continue as a going concern. In order to continue operations, we must continue to raise the capital necessary to fund our activities and our long-term viability and growth will ultimately depend upon acquiring a successful operating company, as to which there can be no assurance.

Our current business plan consists solely of identifying and acquiring a suitable operating company to acquire and compliance with our reporting obligations under federal securities laws. Although we have evaluated potential acquisition targets, engaged in general discussions and due diligence activities regarding the acquisition of an operating company, we have not entered into any agreement to acquire an operating company. There can be no assurance that we will be able to identify an acceptable operating company, complete an acquisition, or that any business we acquire will generate profits or increase the value of the Company.

We do not have any employees. We utilize the services of various consultants who provide, among other things, corporate secretary and accounting services to the Company. Since we do not have any significant operations, unless and until we complete an acquisition of an operating company, we do not intend to retain any additional personnel.

Unless and until we complete an acquisition of an operating company, we do not expect to engage in any product research and development activities.

Liquidity and Capital Resources

At September 30, 2006, we had working capital of $667,129. Since inception, we have funded our operations through public and private offerings of our common stock. We raised $51,500 of gross proceeds in 2005 from the public sale of shares of out common stock. Between June 13, 2006 and July 28, 2006, we have generated gross proceeds of $896,000.10 through the issuance of 2,986,667 shares of our common stock at a purchase price of $0.30 per share. We repurchased 340,000 of these shares for $102,000, or $0.30 per share.

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

We have cash resources of approximately $475,000. Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws. We believe that our current cash resources will be sufficient to fund operations for the next twelve months. In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire. We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our shareholders. In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations. We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Recent Accounting Pronouncements

For a complete discussion of our accounting policies and procedures and recent accounting pronouncements, see the footnotes to our financial statements beginning on page F-8.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements at September 30, 2006 and for each of the two years then ended, and the footnotes related thereto, begin on page F-1 of this report.

SYDYS CORPORATION
(A Development Stage Entity)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sydys Corporation

We have audited the accompanying balance sheet of Sydys Corporation as of September 30, 2006, and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sydys Corporation at September 30, 2006 and the results of its operations and its cash flows for the year ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company is in development stage and has incurred operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

L J Soldinger Associates, LLC

December 15, 2006
Deer Park, Illinois

Staley, Okada & Partners CHARTERED ACCOUNTANTS	Suite 400 - 889 West Pender Street Vancouver, BC Canada V6C 3B2 Tel 604 694-6070 Fax 604 585-8377 info@staleyokada.com www.staleyokada.com

Report of Independent Registered Public Accounting Firm

To the Stockholders of Sydys Corporation:

We have audited the accompanying balance sheet of Sydys Corporation (the “Company”) as at September 30, 2005 and the related statements of operations, changes in stockholders’ equity, and cash flows for the period ended September 30, 2005 and the period from February 9, 2004 (inception) through September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at September 30, 2005, and the results of its operations and its cash flows for the period ended September 30, 2005 and the period from February 9, 2004 (inception) through September 30, 2005, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is dependent upon financing to continue operations and has suffered recurring losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Staley, Okada & Partners”

Vancouver, B.C.	STALEY, OKADA & PARTNERS
November 28, 2005	CHARTERED ACCOUNTANTS

Staley, Okada & Partners, with offices in Vancouver and Surrey, Is a Member of MSI, a Network of Independent Professional Firms · A Member of the Institute of Chartered Accountants of British Columbia
A Partnership of Incorporated Professionals; L.M. Okada, Ltd., J.M. Bhagirath, Ltd., L.W.D. Vickars, Ltd., G.S. Traher, Inc., D. Larocque, Ltd.

SYDYS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,
	2006	2005
Current Assets
Cash and cash equivalents	$606,532	$31,912
Notes and interest receivable	155,055	-
Prepaid expenses	-	349

Total Current Assets	$761,587	$32,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$94,458	$3,842
Due to related party	-	254

Total Current Liabilities	94,458	4,096

Commitments and Contingencies

Stockholders’ Equity
Common stock; $.001 par value; 100,000,000 shares authorized;
65,986,667 and 63,000,000 issued and outstanding at
September 30, 2006 and 2005, respectively	65,987	63,000
Additional paid-in capital	834,533	13,200
Deficit accumulated in the development stage	(233,391)	(48,035)

Total Stockholders’ Equity	667,129	28,165

	$761,587	$32,261

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Statements of Operations

			February 9, 2004
			(Inception) to
	Year Ended September 30,		September 30,
	2006	2005	2006

Revenues	$210	$-	$210

Costs of Goods Sold	150	-	150

Gross Profit	60	-	60

Operating Expenses
Accounting and legal fees	168,182	37,507	210,707
Consulting fees - related party	8,349	-	8,349
Other general and administrative	13,940	5,379	19,450

Total Operating Expenses	190,471	42,886	238,506

Loss From Operations	(190,411)	(42,886)	(238,446)

Interest Income	(5,055)	-	(5,055)

Net Loss	$(185,356)	$(42,886)	$(233,391)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	63,809,498	45,950,795	42,874,225

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Statements of Stockholders’ Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance at February 9, 2004 (Date
of Inception)	5,400,000	$5,400	$(2,400)	$-	$3,000

Issuance of common stock for cash	21,060,000	21,060	(9,360)	-	11,700

Net loss	-	-	-	(5,149)	(5,149)

Balance at September 30, 2004	26,460,000	26,460	(11,760)	(5,149)	9,551

Issuance of common stock for cash	36,540,000	36,540	24,960	-	61,500

Net loss	-	-		(42,886)	(42,886)

Balance at September 30, 2005	63,000,000	63,000	13,200	(48,035)	28,165

Issuance of common stock for cash
at $0.30 per share in private
offering during June through
September 2006	2,986,667	2,987	893,013	-	896,000
Offering costs on private offering
for issuance of common stock	-	-	(71,680)	-	(71,680)

Net loss	-	-	-	(185,356)	(185,356)

Balance at September 30, 2006	65,986,667	$65,987	$834,533	$(233,391)	$667,129

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			February 9, 2004
	Years Ended September 30,		(Inception) to
	2006	2005	September 30, 2006
Cash Flows from Operating Activities
Net loss	$(185,356)	$(42,886)	$(233,391)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in assets and liabilities
Interest receivable	(5,055)	-	(5,055)
Prepaid expenses	349	6	-
Accounts payable and accrued expenses	82,696	1,468	86,538

Net Cash Used in Operating Activities	(107,366)	(41,412)	(151,908)

Cash Flows from Investing Activities
Repayment of note receivable	125,000	-	125,000
Note receivable	(275,000)	-	(275,000)

Net Cash Used in Investing Activities	(150,000)	-	(150,000)

Cash Flows from Financing Activities
Note payable	1,000	-	1,000
Note payable - related party	1,293	54	1,547
Repayment of note payable	(1,000)	-	(1,000)
Repayment of note payable - related party	(1,547)	-	(1,547)
Issuance of common stock, net of offering costs	832,240	61,500	908,440

Net Cash Provided by Financing Activities	831,986	61,554	908,440

Net Increase in Cash and Cash Equivalents	574,620	20,142	606,532

Cash and Cash Equivalents, Beginning of Year	31,912	11,770	-

Cash and Cash Equivalents, End of Year	$606,532	$31,912	$606,532

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS

Sydys Corporation (“Sydys” or the “Company”) is a Nevada corporation incorporated on February 9, 2004 and based in Lebanon, New Jersey. The Company's fiscal year end is September 30.

The Company was formed for the purpose of engaging in the on-line advertising business. The Company has been unable to execute its business plan, and has exited the online advertising business. The Company is now considered a shell corporation under applicable rules of the Securities Exchange Commission promulgated under the Securities Exchange Act of 1934, as amended.

On May 10, 2006, the Company's former management team and board of directors resigned and sold all of their shares of common stock to Kenneth Koock, the sole executive officer and a director of the Company, which resulted in a change of control. The Company’s new board consists of Kenneth J. Koock and Scotty D. Cook.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Development Stage Enterprise

The Company has been devoting most of its efforts to raising capital and developing a business plan and, consequently, meets the definition of a Development Stage Enterprise, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises.” Under SFAS No. 7, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting year. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from date of purchase, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, note receivable, accrued liabilities and amounts due to related party approximate their fair values because of the short maturity of these items. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

Segment Information

The Company has determined it has one reportable operating segment as defined by SFA No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Net Earnings / Loss per Share of Common Stock

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings/loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. There were no shares associated with stock options, warrants, and convertible preferred stock. Per share amounts reflect the effects of the stock splits as discussed in Note 5.

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

Foreign Currency Translations

The Company's functional currency is the Canadian Dollar for Canadian operations, and the US Dollar for U.S. operations. The Company's reporting currency is the U.S. Dollar. All transactions initiated in Canadian Dollars are translated to U.S. Dollars in accordance with SFAS No. 52, "Foreign Currency Translation" as follows:

•	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date; and
•	Revenue and expense items at the average rate of exchange prevailing during the year.

Exchange gains and losses arising from such translations are deferred until realization and are included as a separate component of shareholders' equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as accumulated comprehensive income (loss). No significant realized exchange gains or losses were recorded in the year ended September 30, 2006 and 2005. For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the year.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

During the fiscal year ended September 30, 2006, the Company closed its Canadian bank accounts and ceased its Canadian operations.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At September 30, 2006, the Company had an uninsured cash balance of $506,532.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company will adopt the new requirements in its fiscal first quarter of 2008. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company currently believes there will be no impact of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within periods within those fiscal years. Early adoption is permitted. The Company must adopt these new requirements no later than its first fiscal quarter of 2009. The Company has not yet determined the effect on the Company’s financial statements, if any, upon adoption of SFAS 157, or if it will adopt the requirements prior to the first fiscal quarter of 2009.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statements misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and cumulative balance sheet approach. SAB 108 is effective for fiscal years beginning after November 15, 2006, and the Company will adopt the new requirements in fiscal 2008. The adoption of SAB 108 is not currently expected to have a significant impact on the Company’s financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

In May 2005, the FASB issued Statement of Financial Accounting No. 154, “Accounting Changes and Error Corrections” - a replacement of Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of a change in accounting principle on one or more individual periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for changes in accounting principle made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement in fiscal year 2007 to have a material impact on the Company’s financial position or results of operations

NOTE 3 - GOING CONCERN

The Company is in the development stage and has incurred losses since its inception. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

The Company believes that the completion of its private offerings of securities and the collection of note receivables will provide sufficient funds to fund its operations through September 30, 2007.

The Company’s ability to continue as a going concern is dependent upon raising capital through debt and equity financing on terms desirable to the Company. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, the Company may, in the extreme situation cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - NOTES RECEIVABLE

During June 2006, the Company issued notes receivable consisting of the following:

•	A note to Hadassa Holdings Limited for $150,000 bearing interest at 10% due on December 20, 2006.

•	A note to FEQ Gas, LLC for $125,000 bearing interest at 7% due on demand. The note was repaid in full during July 2006. FEQ Gas, LLC is a shareholder of the Company.

Interest receivable on these two notes as of September 30, 2006 was $5,055.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

NOTE 5 - CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Stock Split

On May 23, 2006, the Board of Directors of the Company, by unanimous written consent, approved an 18 for 1 stock split of the Company's issued and outstanding common stock which was effectuated through a dividend of 17 shares for each share of common stock outstanding as of the record date. The dividend was payable on June 6, 2006 to shareholders of record on June 5, 2006. The common stock continued to have the same par value.

The financial statements of the Company have reflected the stock split as if it occurred at the date of inception. In addition, under US GAAP, a stock split increases the amount assigned to common stock by the increase in the number of shares multiplied by the par value of the common stock of the Company, and decreases paid-in-capital by the same amount. As a result, the stock split of the Company had the effect of increasing the amount assigned to common stock in excess of the total amount paid for or the value assigned to the common stock.

Share Issuance

On June 9, 2006 the Board of Directors of the Company, by unanimous written consent, approved a private placement offering (the "Offering") of up to 5,000,000 shares of the Company's common stock, subject to adjustment, to be sold at a purchase price of $0.30 per share. During June and July 2006, pursuant to the terms of the Offering, the Company issued 2,986,667 shares of common stock resulting in gross proceeds of $896,000. The Company paid $63,760 in brokerage fees related to the Offering and accrued $7,920 in brokerage fees relating to this offering, which were paid in November 2006.

NOTE 6 - RELATED PARTY BALANCES AND TRANSACTIONS

Except as disclosed elsewhere in the financial statements, related party transactions are as follows:

As of March 31, 2006, the Company was obligated to two of its then directors and officers, and shareholders, for a non-interest bearing demand loan with a balance of $1,547 (September 30, 2005 - $254). The balance was paid in full during the third quarter of fiscal 2006.

During 2006, the Company paid $8,349 of consulting fee to a former director and officer, who resigned his position on May 10, 2006.

The above transactions, occurring in the normal course of operations, were measured at the amount of consideration established and agreed to by the related parties.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

NOTE 7 - INCOME TAXES

Deferred income taxes result from the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts recognized for income tax purposes. The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of deferred tax assets and liabilities are as follows at September 30:

	2006	2005
Deferred tax asset
Tax benefit arising from net operating loss carryforward	$93,400	$16,332

Less valuation allowance	(93,400)	(16,332)

Net deferred tax asset	$-	$-

Income tax benefit (expense) consists of the following at September 30:

	2006	2005
Deferred	$77,068	$14,581
Federal and state benefit of net operating loss carryforward

Less valuation allowance	(77,068)	(14,581)

Income Tax Benefit	$-	$-

As of September 30, 2006, the Company had losses which resulted in net operating loss (“NOL”) carryforwards for tax purposes amounting to approximately $232,566 that may be offset against future taxable income. These NOL carryforwards expire beginning in fiscal 2024 through 2026. However, these carryforwards may be significantly limited due to changes in the ownership of the Company as a result of future equity offerings.

Recognition of the benefits of the deferred tax assets will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earning in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $93,400 and $16,332 as of September 30, 2006 and 2005, respectively.

The following table presents the principal reasons for the difference between the Company’s effective tax rates and of United States federal statutory income tax rate of 34% at September 30:

	2006	2005
Federal and state (net of effect of federal benefit combined)
income tax benefit at statutory rate	$77,068	$14,581
Change in valuation allowance	(77,068)	(14,581)

Income Tax Benefit	$-	$-

Effective Income Tax Rate	0%	0%

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

NOTE 8 - SUBSEQUENT EVENT

In November 2006, the Company refunded a portion of the July 2006 Offering (See Note 5). The Company refunded $102,000 to one purchaser in exchange for the surrender and cancellation of 340,000 shares of common stock. As a result of the refunded subscription, $8,160 of brokerage fees were refunded to the Company.

On October 19, 2006, the Company loaned $305,000 to FEQ Realty, Inc. and issued a demand promissory note bearing interest of 8.5%. The note was repaid on October 23, 2006.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for taxes or interest during the year ended September 30, 2006 and 2005.

NOTE 10 - RECLASSIFICATIONS

For comparability purposes, certain figures for the year ended September 30, 2005 and for the period from date of inception through September 30, 2006 have been reclassified where appropriate to conform with the financial statement presentation for the year ended September 30, 2006. These reclassifications did not affect reported net loss.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL AND ACCOUNTING MATERS

The information required by this Item has been previously reported in our current report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that (i) information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth certain information about each of our directors and executive officers.

Kenneth J. Koock, 64, has served as our Chief Executive Officer, President, Secretary, Chief Financial Officer and as a Director of the Company since May 10, 2006. Since March 2003, Mr. Koock has served as President of Kenneth J. Koock & Assoc., a financial consulting firm which assists public and private companies on business and financial matters. From 1977 until his retirement in March 2003, Mr. Koock held trading and investment positions with M. H. Meyerson, an investment banking firm, most recently serving as Vice Chairman and Director. During his nearly 30 year investment banking and corporate finance career, he has developed broad range of experience in capitalizing public and private companies through various stages of fund raising. Mr. Koock currently serves as the Chairman of the Board of Directors of Angstrom Technologies, Inc, a technology company specializing in security and detection systems whose shares are publicly traded on the pink sheets. Mr. Koock has been a member of the New York Bar Association since 1966, was a member of the Security Traders Association of New York from 1977 to 2003, and holds Series 7, 63 and 55 NASD licenses. Mr. Koock earned a Bachelor of Arts degree from Duke University in 1963 and a Juris Doctor degree from St. Johns Law in 1966.

Scott D. Cook, 44, has served as a Director of the Company since May 10, 2006. Since 2005, Mr. Cook has served as the Chief Executive Officer and Chairman of the Board of Directors of Cottonwood Advisors, Inc., a Dallas, Texas based investment banking firm. From 1996 to 2005, Mr. Cook served as the Chief Executive Officer and Chairman of the Board of Directors of Founders Equity Group, Inc., a Dallas, Texas based investment banking firm. Prior to Founders Equity, Mr. Cook served as Director of First Southwest Corporation, a Dallas based investment banking firm, where he established the private banking group which provided financial services and advice to high net worth individuals, entrepreneurs and their companies. Mr. Cook has been in the investment banking business for 16 years working in various capacities including, originating, negotiating and managing transactions totaling in excess of $3 billion, fund management, and negotiating private and public equity placements for public and private issuers. Mr. Cook has also managed numerous investment funds including Founders Special Opportunities I, Founders Environmental Fund II, Founders Mezzanine III, Founders Partners IV, Founders Cash Management V, and Founders Partners VI. Mr. Cook earned a BBA in Finance and Economics in 1984 from Texas Tech University.

Director Compensation

Members of our Board of Directors receive no compensation for serving on our Board, except that each director is entitled to be reimbursed for the reasonable costs and expenses incurred in attending Board meetings.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has not created a standing audit committee of the Board. Instead, our full Board of Directors acts as our audit committee. Mr. Cook satisfies the definition of “independent” established by the American Stock Exchange as set forth in Section 121A of the American Stock Exchange Company Guide. Mr. Koock does not satisfy the definition of “independent” established by the American Stock Exchange as set forth in Section 121A of the American Stock Exchange Company Guide.

No member of our Board of Directors is an “audit committee financial expert.” We currently have no employees, Kenneth J. Koock, our sole executive officer and member of our Board of Directors, is actively involved in our operations. We conduct minimal operations, have limited financial resources and expect that we would have to expend significant financial resources, including obtaining and maintaining directors and officers liability insurance, to attract and retain an individual who qualifies as an “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B promulgated under the Securities Act. In light of the foregoing, our Board of Directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert,” would be outweighed by the costs of retaining such a person.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and 10% stockholders are also required by applicable SEC rules to furnish us copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of the copies of such forms received by us or written representations from such persons that no other reports were required for such persons, we believe that during the fiscal year ended September 30, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were satisfied in a timely fashion except that Jason Baybutt and Christopher Schilling, did not file Forms 4 reporting the sale of shares to Mr. Koock.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of our Code of Business Conduct and Ethics to an appropriate person or persons identified in the code; and (v) accountability for adherence to our Code of Business Conduct and Ethics.

ITEM 10. EXECUTIVE COMPENSATION

We did not pay any compensation to any of our executive officers during the fiscal years ended September 30, 2006, 2005 and 2004.

Since inception, we have not issued any options or other equity compensation to any of our executive officers.

We do not have any contracts or agreements with any of our executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 14, 2006, information with respect to the securities holdings of all persons that the Company, pursuant to filings with the SEC and the Company’s stock transfer records, has reason to believe may be deemed the beneficial owner of more than five percent (5%) of the common stock. The following table also sets forth, as of such date, the beneficial ownership of the common stock by all current officers and directors of the Company, both individually and as a group. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person, subject to the matters set forth in the footnotes to the table below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Kenneth J. Koock 7 Orchard Lane Lebanon, NJ 08833	23,400,000	35.6%
Scott D. Cook 270 N. Denton Tap Road Coppell, TX 75019	0	-
All directors and executive officers as a group (2 persons)	23,400,000	35.6%
_____________________

(1) These percentages have been calculated based on 65,646,667 shares of common stock outstanding as of December 14, 2006.

Equity Compensation Plan Information

We do not have any equity compensation plans nor have we ever issued any equity securities to any of our employees or consultants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under applicable SEC rules and regulations, Jason Baybutt, Christopher Schilling and Byron L. O'Brien, who formerly served as executive officers and directors of the Company, are considered “promoters” of the Company as they were instrumental in forming and organizing the Company. In March 2004, we issued 300,000 (5,400,000 post split) shares of restricted common stock to Mr. Baybutt for $3,000. In October 2004, we issued 700,000 (12,600,000 post split) shares of restricted common stock to Mr. Schilling for $7,000 and 300,000 (5,400,000 post split) shares of restricted common stock to Mr. O’Brien for $3,000.

ITEM 13. EXHIBITS

The following documents are filed as exhibits to this report.

Exhibit No.	Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, Registration No. 333-120893, filed with the Commission on December 1, 2004)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, Registration No. 333-120893, filed with the Commission on December 1, 2004)
10.1
Form of Subscription Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form SB-2, Registration No. 333-120893, filed with the Commission on December 1, 2004)

10.2	Form of Securities Purchase Agreement by and between the Company and Purchasers of Shares in the Non US Offering.
10.3	Form of Securities Purchase Agreement by and between the Company and Purchasers of Shares in the US Offering.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2005)
31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services performed by L J Soldinger Associates, LLC for the fiscal year ended September 30, 2006 and fees for professional services performed by Staley, Okada & Partners, Chartered Accountants for the fiscal year ended September 30, 2005.

	2006	2005

Audit Fees:	$33,475	$9,073

Audit-Related Fees:	7,095	2,483

Tax Fees:	2,500	818

All Other Fees:	0	0

Total:	$43,070	$12,374

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audit defense, customs and duties, and mergers and acquisitions.

All Other Fees consist of fees billed for products and services provided by the principal accountant, other than those services described above.

Audit Committee Pre-Approval Procedures

Our Board of Directors serves as our audit committee. Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit to review the results of their work. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved. During 2006, all audit and non-audit services performed by our independent accountants were pre-approved by the Board of Directors in accordance with the foregoing procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYDYS CORPORATION

Date: December 20, 2006	By:	/s/ Kenneth J. Koock
Kenneth J. Koock Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date
/s/ Kenneth J. Koock Kenneth J. Koock	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	December 20, 2006
/s/ Scott D. Cook Scott D. Cook	Director	December 20, 2006

EXHIBIT INDEX

Exhibit No.     Exhibit

10.2         Form of Securities Purchase Agreement by and between the Company and Purchasers of Shares in the Non US Offering.

10.3          Form of Securities Purchase Agreement by and between the Company and Purchasers of Shares in the US Offering.

31.1         Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2         Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1         Certification of Chief Executive Officer and Chief Financial Officer of the Company Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.