Form 10QSB
period 2006-12-31
SYDYS CORP
filed 2007-02-14
CIK 1309141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2006

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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
Yes [ X ] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [  ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 65,182,336 issued and outstanding shares of the issuer’s common stock, $.0001 par value per share, on February 10, 2007.

Transitional Small Business Disclosure Format (check one):
Yes [  ] No [ X ]

i

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 6.	Exhibits	11
Signatures		12

ii

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

 SYDYS CORPORATION
 (A Development Stage Company)
 Condensed Balance Sheets

ASSETS
	December 31,	September 30,
	2006	2006
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$542,996	$606,532
Notes and interest receivable	82,747	155,055

Total Current Assets	$625,743	$761,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$93,134	$94,458

Total Current Liabilities	93,134	94,458

Commitments and Contingencies

Stockholders’ Equity
Common stock; $.001 par value; 100,000,000 shares authorized;
65,646,667 and 65,986,667 issued and outstanding at
December 31 and September 30, 2006, respectively	65,647	65,987
Additional paid-in capital	741,034	834,533
Deficit accumulated in the development stage	(274,072)	(233,391)

Total Stockholders’ Equity	532,609	667,129

	$625,743	$761,587

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			February 9, 2004
			(Inception) to
	Three Months Ended December 31,		December 31,
	2006	2005	2006

Revenues	$-	$-	$210

Costs of Goods Sold	-	-	150

Gross Profit	-	-	60

Operating Expenses
Accounting and legal fees	34,932	7,730	245,639
Consulting fees - related party	-	-	8,349
General and administrative	9,648	592	29,098

Total Operating Expenses	44,580	8,322	283,086

Loss From Operations	(44,580)	(8,322)	(283,026)

Interest income	(3,899)	-	(8,954)

Net Loss to Common Stockholders	$(40,681)	$(8,322)	$(274,072)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	65,790,797	63,000,000	44,885,904

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended		February 9, 2004
	December 31,		(Inception) to
	2006	2005	December 31, 2006

Net Cash Used in Operating Activities	(44,696)	(3,385)	(196,604)

Cash Flows from Investing Activities
Repayment of note receivable	75,000	-	200,000
Note receivable	-	-	(275,000)

Net Cash Provided by (Used in) Investing Activities	75,000	-	(75,000)

Cash Flows from Financing Activities
Note payable	-	-	1,000
Note payable - related party	-	100	1,547
Repayment of note payable	-	-	(1,000)
Repayment of note payable - related party	-	-	(1,547)
Issuance of common stock, net of offering costs	-	-	908,440
Repurchase of common stock, net of refunded
brokerage fee	(93,840)	-	(93,840)

Net Cash Provided by (Used in) Financing Activities	(93,840)	100	814,600

Net Increase (Decrease) in Cash and Cash Equivalents	(63,536)	(3,285)	542,996

Cash and Cash Equivalents, Beginning of Period	606,532	31,912	-

Cash and Cash Equivalents, End of Period	$542,996	$28,627	$542,996

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by Sydys Corporation. (the "Company", or “Sydys), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2006 on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending September 30, 2007.

For comparability purposes, certain figures for the prior periods have been reclassified where appropriate to conform to the financial statement presentation used in current reporting period. These reclassifications had no effect on reported net loss.

NOTE 2 - DESCRIPTION OF BUSINESS

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

On May 10, 2006, the Company's former management team and board of directors resigned and sold all of their shares of common stock to Kenneth Koock, the sole executive officer and a director of the Company, which resulted in a change of control. The new board consists of Kenneth J. Koock and Scotty D. Cook.

NOTE 3 - GOING CONCERN

The Company is in the development stage and has incurred losses since its inception. There are no assurances the Company will obtain funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

The Company believes that its existing cash resources will provide sufficient funds to fund its operations through December 31, 2007.

The Company’s ability to continue as a going concern is dependent upon raising capital through debt and/or equity financing on terms desirable to the Company. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, the Company may, in the extreme situation cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements

NOTE 4 - NOTES RECEIVABLE

In June 2006, the Company loaned $150,000 to Hadassa Holdings Limited (“Hadassa”) and received a 10% promissory note that was due on December 20, 2006. On December 20, 2006, Hadassa made a partial payment on the loan in the amount of $75,000. As of December 31, 2006, the note had an outstanding balance of $75,000 with unpaid interest of $7,747. On February 5, 2007, Hadassa paid off the remaining note balance of $75,000 together with $8,485 of accrued interest.

NOTE 5 - CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

On June 9, 2006 the Board of Directors of the Company by unanimous written consent approved a private placement offering (the "Offering") of up to 5,000,000 shares of the Company's common stock, subject to adjustment, to be sold at a purchase price of $0.30 per share. During June and July 2006, pursuant to the terms of the Offering, the Company issued 2,986,667 shares of common stock resulting in gross proceeds of $896,000. The Company paid $71,680 of brokerage fees related to the Offering.

In November 2006, pursuant to the request of a shareholder, the Company refunded cash proceeds of $102,000 from the Offering to the shareholder in exchange for the surrender and cancellation of 340,000 shares of common stock. As a result of the refunded subscription, $8,160 of brokerage fees were refunded to the Company.

NOTE 6 - SUBSEQUENT EVENT

In January 2007, pursuant to the request of two shareholders, the Company refunded cash proceeds of $139,300 in total from the Offering to these shareholders in exchange for the surrender and cancellation of a total of 464,331 shares of common stock. As a result of the refunded subscription, approximately $11,000 of brokerage fees will be refunded to the Company.

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

Overview

We were formed in February, 2004 for the purpose of engaging in on-line advertising business. Having been unable to execute our business plan, we have exited this business and are, therefore, considered a shell company under applicable rules of the Securities Exchange Commission (the “SEC”) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). In that regard, we are actively seeking to complete a business combination with an operating company.

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

Liquidity and Capital Resources

Since inception, we have funded our operations through public and private offerings of our common stock. Between June 13, 2006 and July 28, 2006, we generated gross proceeds of $896,000 through the issuance of 2,986,667 shares of our common stock at a purchase price of $0.30 per share. In December 2006, we repurchased 340,000 of these shares for $102,000, or $0.30 per share. In January, 2007, we repurchased 464,331 of these shares for $139,300.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity. Unless we acquire an operating company, we do not expect to incur any material capital expenditures during the next twelve months nor do we expect to hire additional employees.

As of December 31, 2006, we had cash resources of approximately $543,000. Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws. We believe that our current cash resources and expected proceeds from our current financing activities will be sufficient to fund operations for the next twelve months. In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire. We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our shareholders. In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations. We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We are a development stage company and since inception, have suffered losses from development stage activities to date, and are in need of additional capital. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion on the financial statements for the fiscal year ended September 30, 2006 as to the substantial doubt about our ability to continue as a going concern. As such, we may be required to cease operations and you could lose your entire investment. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended December 31, 2006, share repurchase activity was as follows:

Period	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares that may be purchased under the plans or programs
October 1, 2006 - October 31, 2006	--	--	--	--
November 1, 2006 - November 31, 2006	--	--	--	--
December 1, 2006 - December 31, 2006	340,000	$0.30	--	--
Total.	340,000	$0.30	--	--
(1)  In December 2006, one of our stockholders offered to sell her shares of common stock to us. After evaluating the offer, we purchased the shares from such stockholder on the terms set forth above. In connection with the purchase, the stockholder executed a general release in favor of the Company.

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

Sydys Corporation

Date: February 14, 2007	By:	/s/ Kenneth J. Koock
Kenneth J. Koock
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.