Form 10QSB
period 2007-03-31
SYDYS CORP
filed 2007-05-15
CIK 1309141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934
For the transition period from ______________to ______________

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
Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 21,727,498 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on May 7, 2007.

Transitional Small Business Disclosure Format (check one):
Yes [  ] No [ X ]

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 6.	Exhibits	11
Signatures		13

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

SYDYS CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31,	September 30,
	2007	2006
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$400,480	$606,532
Notes and interest receivable	554	155,055
Other receivable	11,144	-

Total Current Assets	$412,178	$761,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$45,926	$94,458

Total Current Liabilities	45,926	94,458

Commitments and Contingencies

Stockholders’ Equity
Common stock; $.001 par value; 33,333,333 shares authorized;
21,727,498 and 21,995,556 issued and outstanding at
March 31, 2007 and September 30, 2006, respectively	21,727	21,996
Additional paid-in capital	656,798	878,524
Deficit accumulated in the development stage	(312,273)	(233,391)

Total Stockholders’ Equity	366,252	667,129

	$412,178	$761,587

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					February 9, 2004
	Three Months Ended		Six Months Ended		(Inception) to
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007

Revenues	$-	$210	$-	$210	$210

Costs of Goods Sold	-	150	-	150	150

Gross Profit	-	60	-	60	60

Operating Expenses
Accounting and legal fees	26,973	9,339	61,905	17,069	272,612
Consulting Fees-related party					8,349
General and administrative	12,521	2,915	22,169	3,507	41,619

Total Operating Expenses	39,494	12,254	84,074	20,576	322,580

Loss From Operations	(39,494)	(12,194)	(84,074)	(20,516)	(322,520)

Interest Income	(1,293)	-	(5,192)	-	(10,247)

Net Loss to Common Stockholders	(38,201)	(12,194)	(78,882)	(20,516)	(312,273)

Basic and Diluted Loss per Common
Share	$(0.00)	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Basic and Diluted Weighted Average
of Common Shares Outstanding	21,763,560	1,166,667	21,847,829	1,166,667	15,490,422

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended		February 9, 2004
	March 31,		(Inception) to
	2007	2006	March 31, 2007

Net Cash Used in Operating Activities	$(122,912)	$(12,788)	$(274,820)

Cash Flows from Investing Activities
Repayment of Note Receivable	805,000	-	930,000
Note Receivable	(655,000)	-	(930,000)

Net Cash Provided by Investing Activities	150,000	-	-

Cash Flows from Financing Activities

Note Payable	-	-	1,000
Note Payable- related party	-	1,293	1,547
Repayment of Note Payable	-	-	(1,000)
Repayment of Note Payable - related party	-	-	(1,547)
Issuance of common stock, net of offering costs	-	-	908,440
Repurchase of common stock, net of refunded brokerage fee	(233,140)	-	(233,140)

Net Cash Provided by (used in)Financing Activities	(233,140)	1,293	675,300

Net Increase(Decrease) in Cash and Cash Equivalents	(206,052)	(11,495)	400,480

Cash and Cash Equivalents, Beginning of Period	606,532	31,912	-

Cash and Cash Equivalents, End of Period	$400,480	$20,417	$400,480

Supplemental Cash Flow Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by Sydys Corporation (the "Company", or “Sydys), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2006 in Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending September 30, 2007.

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

On May 10, 2006, the Company's former management team and board of directors resigned and sold all of their shares of common stock to Kenneth Koock, the sole executive officer and a director of the Company, which resulted in a change of control. The board now consists of Kenneth J. Koock, Scotty D. Cook, and Darren Breitkreuz.

NOTE 3 - GOING CONCERN

The Company is in the development stage, has incurred losses since its inception and has no operations. There are no assurances the Company will obtain funding necessary to implement its business plan or acquire a business venture or operating company. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

The Company believes that its existing cash resources will be sufficient to fund its operations through March 31, 2008.

The Company’s ability to continue as a going concern is dependent upon raising capital through debt and/or equity financing on terms desirable to the Company. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, the Company may, in the extreme situation, cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5 - CAPITAL STOCK

Authorized Stock

The Company was originally authorized to issue 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. On April 16, 2007, the Company effected a one-for-three reverse split of its common stock. As a result of the reverse split, there are 33,333,333 shares of common stock authorized for issuance.

Share Issuance

On June 9, 2006 the Board of Directors of the Company by unanimous written consent approved a private placement offering (the "Offering") of up to 1,666,667 shares of the Company's common stock, subject to adjustment, to be sold at a purchase price of $0.90 per share. During June and July 2006, pursuant to the terms of the Offering, the Company issued 995,556 shares of common stock resulting in gross proceeds of $896,000. The Company paid $71,680 in brokerage fees related to the Offering.

In November 2006, one of the participants in the July 2006 Offering surrendered 113,333 shares of common stock to the Company for cancellation, which the Company agreed to repurchase for $102,000, the amount originally paid for the stock. As a result of the foregoing, $8,160 of broker fees were refunded to the Company.

In January 2007, two of the participants of the July 2006 Offering surrendered 154,777 shares of common stock to the Company for cancellation, which the company agreed to repurchase for $139,300, the amount originally paid for the stock. As a result of the foregoing, approximately $11,000 of brokerage fees will be refunded to the Company.

NOTE 6 - SUBSEQUENT EVENT

On April 16, 2007, Sydys appointed Darren Breitkreuz to serve as a director of the Company. In connection with his appointment, the Company expects to grant to Mr. Breitkreuz options to purchase 250,000 shares of our common stock at an exercise price of $1.00 per share.

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

We have limited cash resources, have incurred losses since inception, and have been unable to execute our business plan. We will need to raise funds during the next twelve months to execute our business plan to acquire an operating company.  In order to continue operations, we must continue to raise the capital necessary to fund our activities and our long-term viability and growth will ultimately depend upon acquiring a successful operating company, as to which there can be no assurance.

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

Liquidity and Capital Resources

Since inception, we have funded our operations through public and private offerings of our common stock. Between June 13, 2006 and July 28, 2006, we generated gross proceeds of $896,000 through the issuance of 995,556 shares of our common stock at a purchase price of $0.90 per share. In December 2006, we repurchased 113,333 of these shares for $102,000, or $0.90 per share. In January 2007, we repurchased 154,777 of these shares for $139,300, or $0.90 per share. The foregoing issuances have been adjusted for the 1-for-3 reverse stock split that occurred on April 16, 2007.

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

As of March 31, 2007, we had cash resources of approximately $400,000. Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws. We believe that our current cash resources and expected proceeds from our current financing activities will be sufficient to fund operations for the next twelve months. In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire. We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our stockholders. In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations. We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, may be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We have experienced net losses in each fiscal quarter since our inception, and we expect to continue to incur losses for the foreseeable future. Unless we complete a business combination with an operating company, we will not generate any revenues in the future and we will continue to incur expenses related to identifying and acquiring an operating company and compliance with our reporting obligations under applicable federal securities laws. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to continue to execute our plan to acquire an operating company and in the extreme case, may liquidate the Company.

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

We intend to raise additional capital in the future to help fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. Additional convertible debt or equity financing may be dilutive to our stockholders and debt financing, if available, and may involve restrictive covenants that may limit our operating flexibility. If additional capital is raised through the issuance of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of our stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

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

There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended March 31, 2007, share repurchase activity was as follows:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares that may be purchased under the plans or programs

January 1, 2007 - January 31, 2007	154,777(2)	$0.90(2)	--	--

February 1, 2007 - February 28, 2007	--	--	--	--

March 1, 2007 - March 31, 2007	--	--	--	--

Total.	--	--	--	--
_________________________
(1) In January 2007, two of our stockholders offered to sell their shares of common stock to us. After evaluating the offer, we purchased the shares from such stockholders on the terms set forth above. In connection with the purchase, the stockholders each executed a general release in favor of the Company.
(2) The number of shares and the average price paid per share have been adjusted for the 1-for-3 reverse stock split that occurred on April 16, 2007.

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

Sydys Corporation

Date: May 15, 2007	By:	/s/ Kenneth J. Koock
Kenneth J. Koock Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended