Form 10QSB
period 2007-06-30
SYDYS CORP
filed 2007-08-14
CIK 1309141

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended:  June 30, 2007

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File No. 000-51727

SYDYS CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	98-0418961
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7 Orchard Lane
Lebanon, NJ  08833
(Address of Principal Executive Offices)
(908) 236-9885
(Issuer's Telephone Number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  [ X ]   No  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).Yes  [ X  ]   No  [    ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.Yes  [   ]  No  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 21,727,498 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on August 14, 2007.

Transitional Small Business Disclosure Format (check one): Yes  [    ]   No  [ X ]

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

SYDYS CORPORATION
(A Development Stage Company)
 CONDENSED BALANCE SHEETS

ASSETS

	June 30	September 30
	2007	2006
	(unaudited)	(audited)
Current Assets
Cash and cash equivalents	$357,715	$606,532
Notes and interest receivable	554	155,055
Other receivable	11,144	-
Prepaid expenses	1,327	-

Total Current Assets	$370,740	$761,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$112,312	$94,458

Total Current Liabilities	112,312	94,458

Commitments and Contingencies

Stockholders’ Equity
Common stock; $.001 par value; 33,333,333 shares authorized;
21,727,498 and 21,995,556 issued and outstanding at
June 30, 2007 and September 30, 2006, respectively.	21,727	21,996
Additional paid-in capital	656,798	878,524
Deficit accumulated in the development stage	(420,097)	(233,391)

Total Stockholders’ Equity	258,428	667,129

	$370,740	$761,587

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
 CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended		February 9, 2004
	June 30,		June 30,		(Inception) to
	2007	2006	2007	2006	June 30, 2007

Revenues	$-	$-	$-	$210	$210

Costs of Goods Sold	-	-	-	150	150

Gross Profit	-	-	-	60	60

Operating Expenses
Accounting and legal fees	92,988	20,659	154,893	37,728	365,600
Consulting fees - related party	-	-	-	-	8,349
General and administrative	14,836	8,027	37,005	11,534	56,455

Total Operating Expenses	107,824	28,686	191,898	49,262	430,404

Loss From Operations	(107,824)	(28,686)	(191,898)	(49,202)	(430,344)

Interest income	-	(675)	(5,192)	(675)	(10,247)

Net Loss to Common Stockholders	$(107,824)	$(28,011)	$(186,706)	$(48,527)	$(420,097)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Basic and Diluted Weighted Average
Common Shares Outstanding	21,727,498	21,104,811	21,807,701	21,037,774	15,948,878

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended		February 9, 2004
	June 30,		(Inception) to
	2007	2006	June 30, 2007

Net Cash Used in Operating Activities	$(165,677)	$(38,695)	$(317,585)

Cash Flows from Investing Activities
Repayment of Note Receivable	805,000	-	930,000
Funds lent under Note Receivable	(655,000)	(275,000)	(930,000)

Net Cash Provided by (Used in) Investing Activities	150,000	(275,000)	-

Cash Flows from Financing Activities
Note payable	-	1,000	1,000
Note payable - related party	-	-	1,547
Repayment of note payable	-	-	(1,000)
Repayment of note payable - related party	-	(254)	(1,547)
Issuance of common stock, net of offering costs	-	697,000	908,440
Repurchase of common stock, net of refunded brokerage fee	(233,140)	-	(233,140)

Net Cash Provided by (Used in) Financing Activities	(233,140)	697,746	675,300

Net Increase(Decrease) in Cash and Cash Equivalents	(248,817)	384,051	357,715

Cash and Cash Equivalents, Beginning of Period	606,532	31,912	-

Cash and Cash Equivalents, End of Period	$357,715	$415,963	$357,715

Supplemental Cash Flow Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by Sydys Corporation (the "Company", or “Sydys), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except for the reverse stock split as described in Note 5. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

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

On May 10, 2006, the Company's former management team and board of directors resigned and sold all of their shares of common stock to Kenneth Koock, the sole executive officer and a director of the Company, which resulted in a change of control. The board now consists of Kenneth J. Koock, Scotty D. Cook, Darren Breitkreuz, and Alan Stier.

NOTE 3 - GOING CONCERN

The Company is in the development stage, has incurred losses since its inception and has no operations. There are no assurances the Company will obtain funding necessary to implement its business plan or acquire a business venture or operating company. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

The Company believes that its existing cash resources will be sufficient to fund its operations through June 30, 2008.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements

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

NOTE 5 - CAPITAL STOCK

Authorized Stock

The Company was originally authorized to issue 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. On April 16, 2007, the Company effected a one-for-three reverse split of its common stock. As a result of the reverse split, there are 33,333,333 shares of common stock authorized for issuance.  The financial statements of the Company have reflected the reverse split as if it occurred at the date of inception.

Share Cancellations

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

In January 2007, two of the participants of the July 2006 Offering surrendered 154,777 shares of common stock to the Company for cancellation, which the company agreed to repurchase for $139,300, the amount originally paid for the stock. As a result of the foregoing, $11,144 of brokerage fees will be refunded to the Company.

NOTE 6 - SUBSEQUENT EVENT

On July 9, 2007 and July 17, 2007, the Company loaned $50,000 each to Corporation of Automotive Remarketing, Inc., an unrelated company, for a total of $100,000 and received two 8.25% unsecured promissory notes payable upon demand.

On August 1, 2007, in connection with the appointment of Darren Breitkreuz as the director of the Company, the Company agreed to grant an option to Mr. Breitkreuz to purchase 250,000 shares of its common stock at an exercise price of $1.00 per share.  The option vests immediately and expires after three years.

On August 2, 2007, the Company appointed Alan Stier to serve as a director of the Company.

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

Such forward-looking statements are made based on management's beliefs, as well as assumptions made by, and information currently available to, management pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company's actual results, events or financial positions to differ materially from those included within the forward-looking statements.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the availability of capital resources, our ability to identify a suitable operating company to acquire and complete an acquisition of such a company, changes in the securities or capital markets, and other factors disclosed under the caption “Risk Factors” in Part I Item 2 of this report and our other filings with the United States Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.  Except as required by law, we undertake no obligation to disclose any revision to these forward-looking statements to reflect events or circumstances after the date made, changes in internal estimates or expectations, or the occurrence of unanticipated events.

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

In April 2007, our board of directors authorized at 1:3 reverse split of our common stock.  Under the laws of the state of Nevada, when a reverse split is not authorized by a majority of the stockholders, a company is required to reduce the number of authorized shares in proportion to the reverse split.  As a result, the authorized number of shares of our common stock has been reduced to 33,333,333.  All common stock share amounts and common stock per share amounts have been restated to reflect the 1:3 reverse split as if it had occurred at our inception.

Recently, we commenced discussions with Corporation of Automotive Remarketing, Inc., a Delaware corporation based in Philadelphia, Pennsylvania (“CAR”), regarding a potential business combination.  CAR is an early stage company that provides an on-line remarketing platform and related services to automotive fleets, including rental car companies, commercial enterprises and government authorities.

In contemplation of the proposed business combination, we loaned to CAR an aggregate of $100,000 pursuant to a series of promissory notes that bear interest at an annual rate of 8.25% and are due on demand.  A complete description of these promissory notes is set forth below under “Item 5 – Other Information.”

While we continue to discuss with CAR the prospects of a business combination, there can be no assurance that a definitive agreement will be entered into or that the proposed business combination will be completed.

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

As of June 30, 2007, we had cash resources of approximately $358,000. Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources and expected proceeds from our current financing activities will be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our stockholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, may be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We are a development stage company and since inception, have suffered losses from development stage activities to date, and are in need of additional capital.  As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion on the annual financial statements for the fiscal year ended September 30, 2006 as to the substantial doubt about our ability to continue as a going concern.  As such, we may be required to cease operations and you could lose your entire investment.  Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern.  Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) was carried out by us under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) that such information is accumulated and communicated to our management, including our CEO and CFO, in order to allow timely decisions regarding required disclosure.

There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 5.	Other Information

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement” of Form 8-K.

Between July 9 and July 17, 2007, we loaned an aggregate of $100,000 to Corporation of Automotive Remarketing, Inc. a Delaware corporation (“CAR”) pursuant to a series of unsecured promissory notes (the “CAR Notes”) in contemplation of a proposed business combination between the Company and CAR.  The CAR Notes each bear interest at an annual rate of 8.25%.  The unpaid principal balance of the CAR Notes, together with all accrued and unpaid interest thereon, is due on demand.  The Company has funded its obligations under the CAR Notes from general working capital.

The description of the CAR Notes set forth above is qualified in its entirety by reference to copies of such notes filed as exhibits to this report and incorporated herein by this reference.

Item 6.	Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit

10.1	Unsecured Promissory Note, dated July 9, 2007, issued by Corporation of Automotive Remarketing, Inc. payable to the Company
10.2	Unsecured Promissory Note, dated July 17, 2007, issued by Corporation of Automotive Remarketing, Inc. payable to the Company
31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sydys Corporation

Date: August 14, 2007	By:	/s/ Kenneth J. Koock
Name: Kenneth J. Koock
Title: Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Unsecured Promissory Note, dated July 9, 2007, issued by Corporation of Automotive Remarketing, Inc. payable to the Company

10.2	Unsecured Promissory Note, dated July 17, 2007, issued by Corporation of Automotive Remarketing, Inc. payable to the Company

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended