Form 10KSB
period 2007-09-30
SYDYS CORP
filed 2007-12-14
CIK 1309141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes  [X]   No  [   ]

State issuer's revenues for its most recent fiscal year:  $0.00.

The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the price at which the common equity was last sold, or the average bid and asked price of the registrant's common stock as reported on the OTC Bulletin Board on December 10, 2007, was $15,320,430.  The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed.

As of December 10, 2007, 21,727,665 shares of the registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):
Yes  [   ]   No  [X]

SYDYS CORPORATION
ANNUAL REPORT ON FORM 10-KSB
FOR FISCAL YEAR ENDED SEPTEMBER 30, 2007

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

Such forward-looking statements are made based on management's beliefs, as well as assumptions made by, and information currently available to, management pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company's actual results, events or financial positions to differ materially from those included within the forward-looking statements.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the availability of capital resources, our ability to identify a suitable operating company to acquire and complete an acquisition of such a company, changes in the securities or capital markets, and other factors disclosed under the caption “Risk Factors” in Part I Item 1 of this report and our other filings with the United States Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.  Except as required by law, we undertake no obligation to disclose any revision to these forward-looking statements to reflect events or circumstances after the date made, changes in internal estimates or expectations, or the occurrence of unanticipated events.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “we,” “us” or “our” and similar terms refer to Sydys Corporation.

Business Development

The Company was incorporated under the laws of the State of Nevada on February 9, 2004.  We were formed for the purpose of engaging in the on-line advertising business.  We completed a public offering of shares of our common stock in 2005, but did not raise sufficient funds to successfully execute our business plan. Having been unable to execute our business plan, we have exited this business and are, therefore, considered a shell corporation under applicable rules of the Securities and Exchange Commission (the “SEC”) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In that regard, we are actively seeking to complete a business combination with an operating company.

Current Business

At this time, we have no operations, our assets consist primarily of cash, and our liabilities consist exclusively of payables and accrued expenses.  Since May 2006, our operations have consisted solely of identifying and completing a business combination with an operating company and compliance with our reporting obligations under federal securities laws.

Our current business plan and our primary objective and focus for management over the next 12 months is to identify and acquire a suitable operating company with a view towards achieving long-term growth.  As of the date of this report, we have not identified a particular industry and have determined not to restrict our search for a target company to any specific business, industry or geographical location.  In addition, although we have not developed any definitive criteria for evaluating a successful target, we expect to consider, among other factors, the following:

•           growth potential as evidenced by technological superiority, anticipated market expansion or new products or services;

•           the historic financial performance of the target;

•           the quality of the management team, including its consultants and advisors;

•           the target’s competitive position relative to other firms of similar size and experience within its industry, industry segment, or geographic location;

•           the capital requirements of the target and anticipated availability of required funds for both the short and long term;

•           the results of our financial, business and management due diligence; and

•           the anticipated time and cost to complete a transaction.

In applying the foregoing criteria, we do not expect one element to be controlling, but rather, we will attempt to analyze all available, relevant and material factors and circumstances in order to make an informed decision.  Potential opportunities may occur in different industries, in different geographic locations, and at various stages of development, all of which will make the task of comparing, analyzing and evaluating business opportunities extremely difficult and complex.

Most acquisitions of private operating companies by public shell companies are completed by way of merger pursuant to which the shareholders of the private company own a substantial majority of the issued and outstanding shares of the public company after completion of the merger.  These transaction are often referred to as “reverse acquisitions” or “reverse mergers” and generally result in substantial additional dilution to the ownership interests of the stockholders of the public company.  If any transaction is structured in this manner, our stockholders will suffer substantial dilution and all or a majority of our directors may resign and one or more new directors may be appointed without any vote by stockholders.  We may complete such an acquisition upon the sole determination of our Board without any vote or approval by our stockholders.  In certain circumstances, however, it may be necessary to call a stockholders' meeting and obtain approval of our stockholders, which may result in delay and additional expense in the consummation of any proposed transaction and may also give rise to certain appraisal rights to dissenting stockholders.  Most likely, we will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and other professionals. If we decide not to complete a transaction after we have incurred material transaction costs in connection with the investigation, negotiation and documentation related thereto, such costs will likely not be recoverable.

In July 2007, we commenced discussions with Corporation of Automotive Remarketing, Inc., a Delaware corporation based in Philadelphia, Pennsylvania (“CAR”), regarding a potential business combination.  CAR is an early stage company that provides an on-line remarketing platform and related services to automotive fleets, including rental car companies, commercial enterprises and government authorities.

In contemplation of the proposed business combination, we loaned to CAR an aggregate of $125,000 pursuant to a series of promissory notes that accrued interest at an annual rate of 8.25% and were due on demand.

After conducting due diligence activities and engaging in preliminary negotiations with CAR, we concluded that the Company should not pursue a business combination with CAR and have ended our negotiations with CAR.  Subsequently, we wrote off our $125,000 loan to CAR as uncollectible.

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

Research and Development

Since inception, we have not spent any money on research and development activities.

RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the following risk factors in addition to other information in this report on Form 10-KSB and our other filings with the Securities and Exchange Commission before purchasing our common stock.  The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to the Company.  In addition to these risks, our business may be subject to risks currently unknown to us.  If any of these or other risks actually occur, our business may be adversely affected, the trading price of our common stock may decline and you may lose all or part of your investment.

Based on our recurring losses during our development stage and inability to implement our business plan, our auditors have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

We are a development stage company and since inception, have suffered losses from development stage activities to date, and are in need of additional capital.  We have experienced net losses in each fiscal quarter since our inception and as of September 30, 2007, have an accumulated deficit of $772,094. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended September 30, 2007 as to the substantial doubt about our ability to continue as a going concern.  As such, we may be required to cease operations in which case you could lose your entire investment.  Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern.  Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

Our Board of Directors  has sole discretion to identify and evaluate acquisition candidates and complete acquisitions without approval of our stockholders .

We have not developed any specific acquisition guidelines and we are not obligated to follow any particular operating, financial, geographic or other criteria in evaluating candidates for potential acquisitions or business combinations. We will target companies that we believe will provide the best potential long-term financial return for our stockholders and we will determine the purchase price and other terms and conditions of acquisitions without review or approval of our stockholders.  Accordingly, our stockholders will not have the opportunity to evaluate the relevant economic, financial and other information that our Board will use and consider in deciding whether or not to enter into a particular transaction.

There is intense competition for private companies suitable for a merger transaction of the type contemplated by our Board of Directors.

There is currently a very competitive market for business opportunities which could reduce the likelihood of consummating a successful business combination.  We anticipate we will be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of small private entities.  A large number of established and well-financed entities, including small public companies, venture capital firms, and special purpose acquisition companies or “SPACs” are active in mergers and acquisitions of companies that may be desirable target candidates for us. We have significantly less financial resources, technical expertise and managerial capabilities than most of these entities.  As result, we may be unable to effectively compete with such entities in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, without limitation, language differences, unfavorable tax policies, tariffs, regulatory hurdles, currency fluctuations, trade embargoes, political instability, risks related to shipment of raw materials and finished goods across national borders, and cultural differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

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

We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002.

Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These include rules relating to independent directors, director nomination, audit and compensation committees, retention of audit committee financial expert and the adoption of a code of ethics.  Although a majority of our directors are considered independent, we are not in full compliance with such standards.  Unless we voluntarily elect to fully comply with those obligations, which we have not to date, the protections that these corporate governance provisions were enacted to provide, will not exist with respect to the Company.  While we may make an application to have our securities listed for trading on a national securities exchange, which would require us to fully comply with those obligations, we can not assure you that we will make such application, that we would be able to satisfy applicable listing standards, or if we did satisfy such standards, that we would be successful in such application.

If we fail to comply in a timely manner with requirements of Section 404 of the Sarbanes-Oxley Act of 2002, our business could be harmed and our stock price could decline.

           Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation by our independent registered public accountants as to whether our internal controls over financial reporting are effective.  The SEC has extended the compliance dates for smaller public companies, including us.  Accordingly, at this time, the requirements for management to perform the annual assessment of our internal controls over financial reporting will first apply to our annual report for our fiscal year ending September 30, 2008 and the first audit on the effectiveness of our internal controls over financial reporting that our independent registered public accounting firm will need to perform will be required in connection with the preparation of our annual report for our fiscal year ending September 30, 2009.  Compliance with these rules will require us to incur increased general and administrative expenses and management attention.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, the attestation process by our independent registered public accountants will be new to us and we may encounter problems or delays in completing the implementation of any necessary improvements. If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report, investor confidence and share value may be negatively impacted.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive office is located at 7 Orchard Lane, Lebanon, NJ 08833.  This space is provided by our Chief Executive Officer for a monthly fee of $250.  We believe our current office will be adequate to support our operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceeding, nor are we aware of any proceeding contemplated by any governmental authority involving us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently traded on the OTC Bulletin Board under the symbol “SYYC.OB.”  The following table sets forth the range of high and low bid prices per share of our common stock for each of the calendar quarters identified below as reported by Nasdaq.  Our shares became eligible for trading on the OTC Bulletin Board on December 22, 2005, however, no bids were reported until January 24, 2006.  These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Year Ended September 30, 2007	High	Low
Quarter ended September 30	$1.26	$1.25
Quarter ended June 30	2.00	1.20
Quarter ended March 31	3.03	0.75
Quarter ended December 31	3.03	1.95

Fiscal Year Ended September 30, 2006	High	Low
Quarter ended September 30	$4.50	$1.95
Quarter ended June 30	6.66	1.33
Quarter ended March 31	2.50	0.33

The last price of our common stock as reported on the OTC Bulletin Board on December 10, 2007 was $1.10 per share.

Holders

As of December 10, 2007, the number of stockholders of record of our common stock was 37.

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

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding options that we have issued under equity compensation plans, see “Equity Compensation Plan Information” in Item 11 below.

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

Overview and Recent Transactions

We were formed in February 2004 for the purpose of engaging inthe business of on-line advertising.  Having been unable to execute our business plan, we have exited this business, and  are, therefore, considered a shell corporation under applicable rules of the SEC.  In that regard, we are actively seeking to complete a business combination with an operating company.

We have limited cash resources, have incurred losses since inception, and have been unable to execute our business plan.  We will need to raise funds during the next twelve months to execute our business plan.  Due to these and other factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended September 30, 2007 as to the substantial doubt about our ability to continue as a going concern.  In order to continue operations, we must continue to raise the capital necessary to fund our activities and our long-term viability and growth will ultimately depend upon acquiring a successful operating company, as to which there can be no assurance.

In April 2007, our board of directors authorized a 1:3 reverse split of our common stock.  Under the laws of the state of Nevada, when a reverse split is not authorized by a majority of the stockholders, a company is required to reduce the number of authorized shares in proportion to the reverse split.  As a result, the authorized number of shares of our common stock has been reduced to 33,333,333.  All common stock share amounts and common stock per share amounts have been restated to reflect the 1:3 reverse split as if it had occurred at our inception.

In July 2007, we commenced discussions with Corporation of Automotive Remarketing, Inc., a Delaware corporation based in Philadelphia, Pennsylvania (“CAR”), regarding a potential business combination.  CAR is an early stage company that provides an on-line remarketing platform and related services to automotive fleets, including rental car companies, commercial enterprises and government authorities.  In contemplation of the proposed business combination, we loaned to CAR an aggregate of $125,000 pursuant to a series of promissory notes that accrued interest at an annual rate of 8.25% and were due on demand (the “CAR Notes”).  We funded the loans to CAR from general working capital.

After extensive discussions with CAR and a review of due diligence materials received from CAR, our Board determined that the best interests of the Company would be served by not entering into a business combination with CAR.  As such, we have ended our negotiations with CAR regarding a potential acquisition.

In connection with the preparation, review and audit of our financial statements for the fiscal year ended September 30, 2007, we concluded that it was necessary to take an impairment charge in the amount of $125,000, representing the amounts due under CAR Notes.  Based upon our due diligence review of CAR in connection with the potential business combination, which included an analysis of CAR’s financial condition and business prospects, and in light of the fact that we would not be completing the proposed transaction with CAR, we concluded that CAR was unable to satisfy its obligations to us under the CAR Notes.  We do not believe that the impairment charge will effect future cash expenditures.

Plan to Acquire an Operating Company

Our current business plan consists solely of identifying and acquiring a suitable operating company to acquire and compliance with our reporting obligations under federal securities laws.

We anticipate that the selection of a business combination will be complex and subject to substantial risk.  Based on general economic conditions, technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking access to the capital markets and/or the perceived benefits of becoming a publicly traded corporation.  Such perceived benefits include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to incentivize key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock.  Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Unless we acquire an operating company, we do not expect to retain any additional personnel, incur any capital expenditures, or incur any research and development expenses.

Our ability to generate future revenue and earnings is dependent on identifying and acquiring an operating company.  Although we have evaluated potential acquisition targets and engaged in general discussions and due diligence activities regarding the acquisition of an operating company, we have not entered into any agreement to acquire an operating company.  There can be no assurance that we will be able to identify an acceptable operating company, complete an acquisition, or that any business we acquire will generate profits or increase the value of the Company.

Liquidity and Capital Resources

At September 30, 2007, we had working capital of $89,686.  Since inception, we have funded our operations through public and private offerings of our common stock.  Between June 13, 2006 and July 28, 2006, we generated gross proceeds of $896,000 through the issuance of 995,556 shares of our common stock at a purchase price of $0.90 per share.  We repurchased 267,891 of these shares for $241,300, or $0.90 per share.

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

As of September 30, 2007, we had cash resources of approximately $203,000. Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources will be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our shareholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Recent Accounting Pronouncements

For a complete discussion of our accounting policies and procedures and recent accounting pronouncements, see the footnotes to our financial statements beginning on page F-7.

ITEM 7.   FINANCIAL STATEMENTS

Our financial statements at September 30, 2007 and for each of the two years then ended, and the footnotes related thereto, begin on page F-1 of this report.

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

There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

Recent Events

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

On December 12, 2007, we accepted the resignation of Jordan Calvert as a director of the Company, effective immediately.

Events Occuring During the Fourth Quarter of the Fiscal Year Ended September 30, 2007

The information set forth below was required to be disclosed in a current report on Form 8-K during the fourth quarter of the year ended September 30, 2007 and is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement” of Form 8-K.

Item 1.01 – Entry into a Material Definitive Agreement

On August 14, 2007, we loaned $25,000 to Corporation of Automotive Remarketing, Inc. a Delaware corporation (“CAR”) pursuant to an unsecured promissory note, in contemplation of a proposed business combination between the Company and CAR (the “New CAR Note”).  The New CAR Note accrued interest at an annual rate of 8.25% and the unpaid principal balance, together with all accrued and unpaid interest thereon, and was due on demand.  We funded the loan to CAR from general working capital.

The outstanding loans we made to CAR, including the New CAR Note, were deemed uncollectible and fully impaired as of September 30, 2007.  See ITEM 6. PLAN OF OPERATION above for a more complete discussion of the loans to CAR.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCEWITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth certain information about each of our directors and executive officers.

Kenneth J. Koock, 65, has served as our Chief Executive Officer, President, Secretary, Chief Financial Officer and as a Director of the Company since May 10, 2006. Since March 2003, Mr. Koock has served as President of Kenneth J. Koock & Assoc., a financial consulting firm which assists public and private companies on business and financial matters.  From 1977 until his retirement in March 2003, Mr. Koock held trading and investment positions with M. H. Meyerson, an investment banking firm, most recently serving as Vice Chairman and Director.  During his nearly 30 year investment banking and corporate finance career, he has developed broad range of experience in capitalizing public and private companies through various stages of fund raising.   Mr. Koock currently serves as the Chairman of the Board of Directors of Angstrom Technologies, Inc, a technology company specializing in security and detection systems whose shares are publicly traded on the pink sheets.  Mr. Koock has been a member of the New York Bar Association since 1966, was a member of the Security Traders Association of New York from 1977 to 2003, and holds Series 7, 63 and 55 NASD licenses.   Mr. Koock earned a Bachelor of Arts degree from Duke University in 1963 and a Juris Doctor degree from St. Johns Law in 1966.

Scott D. Cook, 45, has served as a Director of the Company since May 10, 2006.   Since 2005, Mr. Cook has served as the Chief Executive Officer and Chairman of the Board of Directors of Cottonwood Advisors, Inc., a Dallas, Texas based investment banking firm.  From 1996 to 2005, Mr. Cook served as the Chief Executive Officer and Chairman of the Board of Directors of Founders Equity Group, Inc., a Dallas, Texas based investment banking firm.  Prior to Founders Equity, Mr. Cook served as Director of First Southwest Corporation, a Dallas based investment banking firm, where he established the private banking group which provided financial services and advice to high net worth individuals, entrepreneurs and their companies.  Mr. Cook has been in the investment banking business for 16 years working in various capacities including, originating, negotiating and managing transactions totaling in excess of $3 billion, fund management, and negotiating private and public equity placements for public and private issuers.  Mr. Cook has also managed numerous investment funds including Founders Special Opportunities I, Founders Environmental Fund II, Founders Mezzanine III, Founders Partners IV, Founders Cash Management V, and Founders Partners VI.   Mr. Cook earned a BBA in Finance and Economics in 1984 from Texas Tech University.

Darren Breitkreuz, 37, has served as a Director of the Company since April 16, 2007.  Mr. Breitkreuz has over ten years of experience in the financial markets.  Between March 2006 and August 2006, Mr. Breitkruz served as a consultant to Crafty Admiral Enterprises Ltd., a Vancouver, British Columbia based oil and gas exploration company.  Prior to Crafty Admiral, between October 2004 and June 2005, Mr. Breitkreuz provided consulting services to Apiva Ventures Ltd, a shell company located in Delta, British Columbia, where he assisted in Apiva’s pursuit of new business opportunities and potential acquisitions.  From October 2002 to August 2004, Mr. Breitkreuz served as the President and a member of the board of directors of SmartVideo Technologies, Inc., a Duluth, Georgia based technology company that offered television content broadcasting live, on demand and download-and-play for mobile video consumers.

Alan Stier, 51, has served as a Director of the Company since August 2, 2007.  Since 2003, Mr. Stier has served as a fully-licensed real estate agent for Re/Max Progroup Realty.  Prior to Re/Max, Mr. Stier was employed by Sutton Realty Group in Delta, British Columbia, where he assisted with, among other things, public relations, promotions, web page management, and office matters.  Between 2000 and 2002, Mr. Stier served as the corporate secretary of Apiva Adventures Ltd., where he coordinated public relations and prepared various reports and filings to the British Columbia Securities Commission and the Canadian Venture Exchange.  From 1993 until 2000, Mr. Stier was the President and Chief Executive Officer of International Capri Resources Ltd., a British Columbia based junior mining company, where he focused on project management, promotions and investor relations, along with preparing the various reports and filings to the British Columbia Securities Commission and the Canadian Venture Exchange.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has not created a standing audit committee of the Board.  Instead, our full Board of Directors acts as our audit committee.

No member of our Board of Directors is an “audit committee financial expert.”  We currently have no employees.  Kenneth J. Koock, our sole executive officer and a member of our Board of Directors, is actively involved in our operations.  We conduct minimal operations, have limited financial resources and expect that we would have to expend significant financial resources, including obtaining and maintaining directors and officers liability insurance, to attract and retain an individual who qualifies as an “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B promulgated under the Securities Act.  In light of the foregoing, our Board of Directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert,” would be outweighed by the costs of retaining such a person.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and 10% stockholders are also required by applicable SEC rules to furnish us copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act.  Based solely on our review of the copies of such forms received by us or written representations from such persons that no other reports were required for such persons, we believe that during the fiscal year ended September 30, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were satisfied in a timely fashion except that Darren Breitkreuz did not timely file a Form 3 and Form 4 and Jordan Calvert did not file a Form 3.

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

ITEM 10.  EXECUTIVE COMPENSATION

We did not pay any compensation to our executive officers during the fiscal years ended September 30, 2007 or 2006, except that our executive officers were entitled to reimbursement for reasonable business costs and expenses.  We have not issued any options or other equity compensation to any of our executive officers, nor do we currently have any contracts or agreements with any of our executive officers.

Director Compensation

The following table sets forth the compensation for 2007 for those persons who served as members of our Board of Directors during 2007:

Name	Option Awards ($)(1)	Total ($)
Darren Breitkreuz	194,400(2)	194,400

(1)	The assumptions used in calculating the value of the option awards are located in note 5 of our consolidated financial statements.

(2)
Consists of an option to purchase 250,000 shares of our common stock at an exercise price of $1.00 per share.  The option is fully exerciseable and expires on July 31, 2010. The grant date fair value of this option computed in accordance with SFAS 123R was $194,400.

Other than Darren Breitkreuz, the members of our Board of Directors received no compensation for serving on our Board, except that each director was entitled to reimbursement for the reasonable costs and expenses incurred in attending Board meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 10, 2007, information with respect to the securities holdings of all persons that the Company, pursuant to filings with the SEC and the Company’s stock transfer records, has reason to believe may be deemed the beneficial owner of more than five percent (5%) of the common stock.  The following table also sets forth, as of such date, the beneficial ownership of the common stock by all current officers and directors of the Company, both individually and as a group.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person, subject to the matters set forth in the footnotes to the table below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)

Kenneth J. Koock 7 Orchard Lane Lebanon, NJ 08833	7,800,001		35.9%

Scott D. Cook 270 N. Denton Tap Road Coppell, TX 75019	0		-

Darren Breitkreuz Suite 164-34A-2755 Lougheed Port Coquitlam, British Columbia V3B 5Y9 Canada	250,000	(2)	1.1%

Alan Stier 1469 Duncan Drive Delta, British Columbia V4L 1R7 Canada	0		-

All directors and executive officers as a group (4 persons)	8,050,001		37%
_____________________
(1)           These percentages have been calculated based on 21,727,665 shares of common stock outstanding as of December 10, 2007.
(2)           Consists of shares issuable upon the exercise of outstanding options.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans approved by security holders	0	Not applicable	0
Equity compensation plans not approved by security holders	250,000	$1.00	0
Total	250,000	$1.00	0

We do not have any equity compensation plans nor have we ever issued any equity securities to any of our employees or consultants.  In August 2007, we issued to Darren Breitkreuz, a director of the Company, an option to purchase 250,000 shares of our common stock, which is described in more detail under the heading “Related Party Transactions” in Item 12 below.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Under applicable SEC rules and regulations, Jason Baybutt, Christopher Schilling and Byron L. O'Brien, who formerly served as executive officers and directors of the Company, are considered “promoters” of the Company as they were instrumental in forming and organizing the Company.  In March 2004, we issued 300,000 (1,800,000 after giving effect to stock splits and reverse stock splits) shares of restricted common stock to Mr. Baybutt for $3,000.  In October 2004, we issued 700,000 (4,200,000 after giving effect to stock splits and reverse stock splits) shares of restricted common stock to Mr. Schilling for $7,000 and 300,000 (1,800,000 after giving effect to stock splits and reverse stock splits) shares of restricted common stock to Mr. O’Brien for $3,000.

In July 2007, we granted to Darren Breitkreuz, a director of the Company, an option to purchase 250,000 shares of common stock of the Company at an exercise price of $1.00 per share.  The grant date fair value of this option computed in accordance with SFAS 123R was $194,400.

Director Independence

Messrs. Cook, Breitkreuz, and Stier satisfy the definition of “independent” established by the American Stock Exchange as set forth in Section 121A of the American Stock Exchange (“AMEX”) Company Guide.  Mr. Koock does not satisfy the definition of “independent” established by the American Stock Exchange as set forth in Section 121A of the American Stock Exchange Company Guide.  As of the date of the report, we do not maintain a separately designated audit, compensation or nominating committee.  In applying the “independence standards” established by AMEX, our board of directors has determined that Mr. Koock is not “independent” for purposes of Section 803 of the AMEX Company Guide, applicable to audit, compensation and nominating committee members.

ITEM 13.  EXHIBITS

The following documents are filed as exhibits to this report.

Exhibit No.	Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, Registration No. 333-120893, filed with the Commission on December 1, 2004)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, Registration No. 333-120893, filed with the Commission on December 1, 2004)

3.3	Certificate of Change (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 23, 2007)

10.1
Form of Securities Purchase Agreement by and between the Company and Purchasers of Shares in a Non US Offering (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB filed with the Commission on December 21, 2006)

10.2
Form of Securities Purchase Agreement by and between the Company and Purchasers of Shares in a US Offering (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB filed with the Commission on December 21, 2006)

10.3	Unsecured Promissory Note, dated July 9, 2007, issued by Corporation of Automotive Remarketing, Inc. payable to the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 14, 2007)

10.4	Unsecured Promissory Note, dated July 17, 2007, issued by Corporation of Automotive Remarketing, Inc. payable to the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 14, 2007)

10.5**	Unsecured Promissory Note, dated August 14, 2007, issued by Corporation of Automotive Remarketing, Inc. payable to the Company

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2005)

21.1**	Subsidiaries of the Company

31.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
** Filed herewith

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services performed by L J Soldinger Associates, LLC for the fiscal years ended September 30, 2007 and September 30, 2006.

	2007	2006
Audit Fees:	$75,000	$33,475

Audit-Related Fees:	0	7,095

Tax Fees:	0	2,500

All Other Fees:	0	0

Total:	$75,000	$43,070

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

Audit Committee Pre-Approval Procedures

Our Board of Directors serves as our audit committee.  Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit to review the results of their work.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During 2007, all audit and non-audit services performed by our independent accountants were pre-approved by the Board of Directors in accordance with the foregoing procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYDYS CORPORATION

Date: December 14, 2007	By:	/s/ Kenneth J. Koock
Kenneth J. Koock Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth J. Koock	Chief Executive Officer, Chief	December 14, 2007
Kenneth J. Koock	Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Scott D. Cook	Director	December 14, 2007
Scott D. Cook

/s/ Darren Breitkreuz	Director	December 14, 2007
Darren Breitkreuz

/s/ Alan Stier	Director	December 14, 2007
Alan Stier

SYDYS CORPORATION
(A Development Stage Entity)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sydys Corporation

We have audited the accompanying balance sheets of Sydys Corporation as of September 30, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and the period February 9, 2004 (date of inception) through September 30, 2007 . These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sydys Corporation as of September 30, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and the period February 9, 2004 (date of inception) through September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

L J Soldinger Associates, LLC

December 11, 2007
Deer Park, Illinois

SYDYS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS
	September 30,
	2007	2006

Current Assets
Cash and cash equivalents	$203,322	$606,532
Notes and interest receivable	554	155,055
Prepaid expenses	899	-

Total Current Assets	$204,775	$761,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$115,089	$94,458

Total Current Liabilities	115,089	94,458

Commitments and Contingencies

Stockholders’ Equity
Common stock; $.001 par value; 33,333,333 shares authorized; at
21,727,665 and 21,995,556 issued and outstanding at
September 30, 2007 and 2006, respectively	21,728	21,996
Additional paid-in capital	840,052	878,524
Deficit accumulated in the development stage	(772,094)	(233,391)

Total Stockholders’ Equity	89,686	667,129

	$204,775	$761,587

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Statements of Operations

			February 9,
			2004 (Inception)
	Year Ended September 30,		to September 30,
	2007	2006	2007

Revenues	$-	$210	$210

Costs of Goods Sold	-	150	150

Gross Profit	-	60	60

Operating Expenses
Accounting and legal fees	174,122	168,182	384,829
Consulting fees - related party	-	8,349	8,349
Consulting fees	36,000	8,500	44,500
Share-based compensation	194,400	-	194,400
Bad debt expense	125,000	-	125,000
Other general and administrative	14,373	5,440	25,323

Total Operating Expenses	543,895	190,471	782,401

Loss From Operations	(543,895)	(190,411)	(782,341)

Interest Income	(5,192)	(5,055)	(10,247)

Net Loss	$(538,703)	$(185,356)	$(772,094)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.01)	$(0.05)

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	21,787,472	21,270,746	16,348,599

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Statements of Stockholders’ Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at February 9, 2004 (Date of	1,800,000	$1,800	$1,200	$-	$3,000
Inception)

Issuance of common stock for cash	7,020,000	7,020	4,680	-	11,700
Net Loss	-	-	-	(5,149)	(5,149)

Balance at September 30, 2004	8,820,000	8,820	5,880	(5,149)	9,551

Issuance of common stock for cash	12,180,000	12,180	49,320	-	61,500
Net Loss	-	-	-	(42,886)	(42,886)

Balance at September 30, 2005	21,000,000	21,000	55,200	(48,035)	28,165

Issuance of common stock for cash
at $0.90 per share in private offering
during June and July 2006	995,556	996	895,004	-	896,000
Offering costs on private offering for
issuance of common stock	-	-	(71,680)	-	(71,680)

Net Loss	-	-	-	(185,356)	(185,356)

Balance at September 30, 2006	21,995,556	21,996	878,524	(233,391)	667,129

Cancellation of common stock issued
in 2006 private offering at $0.90
per share	(267,891)	(268)	(241,032)	-	(241,300)

Refund of offering costs as a result of
cancellation of common stock
issued in 2006 private offering	-	-	8,160	-	8,160
Issuance of stock option to a board
director during August 2007	-	-	194,400	-	194,400

Net Loss	-	-	-	(538,703)	(538,703)

Balance at September 30, 2007	21,727,665	$21,728	$840,052	$(772,094)	$89,686

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			February 9,
			2004 (Inception)
	Year Ended September 30,		to September 30,
	2007	2006	2007

Cash Flows from Operating Activities
Net loss	$(538,703)	$(185,356)	$(772,094)
Adjustments to reconcile net loss to net cash used in
operating activities:
Share-based compensation	194,400	-	194,400
Bad debt expense	125,000	-	125,000
Changes in assets and liabilities:
Interest receivable	4,501	(5,055)	(553)
Prepaid expenses	(899)	349	(899)
Accounts payable and accrued expenses	20,631	82,696	107,168

Net Cash Used in Operating Activities	(195,070)	(107,366)	(346,978)

Cash Flows from Investing Activities
Repayment of note receivable	805,000	125,000	930,000
Note receivable	(780,000)	(275,000)	(1,055,000)

Net Cash Provided by (Used in) Investing Activities	25,000	(150,000)	(125,000)

Cash Flows from Financing Activities
Note payable	-	1,000	1,000
Note payable - related party	-	1,293	1,547
Repayment of note payable	-	(1,000)	(1,000)
Repayment of note payable - related party	-	(1,547)	(1,547)
Issuance of common stock, net of offering costs	-	832,240	908,440
Cancellation of common stock, net of refunded offering costs	(233,140)	-	(233,140)

Net Cash (Used in) Provided by Financing Activities	(233,140)	831,986	675,300

Net (Decrease) Increase in Cash and Cash Equivalents	(403,210)	574,620	203,322

Cash and Cash Equivalents, Beginning of Year	606,532	31,912	-

Cash and Cash Equivalents, End of Year	$203,322	$606,532	$203,322

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS

Sydys Corporation (“Sydys” or the “Company”) is a Nevada corporation incorporated on February 9, 2004 and based in Lebanon, New Jersey. The Company's fiscal year end is September 30.

The Company was formed for the purpose of engaging in the on-line advertising business. The Company had been unable to execute its business plan, and exited the online advertising business. The Company is now considered a shell corporation under applicable rules of the Securities Exchange Commission promulgated under the Securities Exchange Act of 1934, as amended.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand.  The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Segment Information

The Company has determined that it has one reportable operating segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes," which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Loss Per Share

Loss per common share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. Shares associated with stock options are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share).

At September 30, 2007 and 2006, the Company had potentially dilutive shares of 250,000 and 0, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. Management believes the risk of loss is minimal. At September 30, 2007 and 2006, the Company had an uninsured cash balance of $103,322 and $506,532, respectively.

Share-Based Compensation

The Company follows the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized under fair value accounting and recorded in the financial statements.  The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

The fair value of the stock option award is estimated on the date of grant using the Black-Scholes option pricing model.  Expected volatility is based on an average of historical volatility of common stock prices of the Company or its peer companies where there is a lack of relevant volatility information of the Company for the length of the expected term.  The expected term is derived from estimates and represents the period of time that the stock option granted is expected to be outstanding.  The Company uses historical data to estimate option exercises and employee terminations within the valuation model.  The risk-free rate for the expected term is the yield on the zero-coupon U.S. Treasury security with a term comparable to the expected term of the option. The Company does not include an estimated dividend yield since it has not paid dividends on its common stock historically.

For the year ended September 30, 2007 and 2006, the Company recorded share-based compensation of $194,400 and $0, respectively (see Stock Option section in Note 5 for more details).

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application of a voluntary change in accounting principle, unless it is impracticable to do so. This statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 became effective for changes in accounting principle made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS 154 in its fiscal year 2007 and its adoption had no impact on its financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning with its fiscal year 2008.  The Company is currently evaluating the impact this standard will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for the Company beginning with its fiscal year 2009.  The Company is currently evaluating the impact this standard will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.  The Company adopted the recognition and disclosure provisions of SFAS 158 in its fiscal year 2007 and its adoption had no impact on its financial position or results of operations. The measurement date provisions of SFAS 158 will be effective for the Company beginning with its fiscal year 2009 and the Company currently believes there will be no impact of adopting these provisions of SFAS 158 on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statements and related financial statement disclosure using both the rollover approach and the iron curtain approach. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006.  The Company adopted SAB 108 during its fiscal year 2007.  The adoption of SAB 108 did not have a material impact on the Company’s results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits entities to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for the Company beginning with its fiscal year 2009.  The Company is currently assessing the impact of SFAS 159 on its financial position and results of operations.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

NOTE 3 - GOING CONCERN

The Company is in the development stage and has incurred losses since its inception. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

The Company believes that the completion of its private offerings of securities will provide sufficient funds to fund its operations through September 30, 2008.

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

During July and August 2007, the Company loaned an aggregate amount of $125,000 to Corporation of Automotive Remarketing, Inc. ("Automotive") and received three 8.25% unsecured demand promissory notes.  These notes were deemed uncollectible at September 30, 2007 and the Company fully impaired these amounts.  Consequently, the Company recorded a bad debt expense of $125,000 for the year ended September 30, 2007.  The Company also reversed interest income of $2,051 originally accrued on the notes.

During the interim periods of the fiscal year of 2007, the Company made short-term loans in the aggregate amount of $655,000 to two borrowers and received two 8.25% demand promissory notes.  Both notes were shortly paid off by the borrowers.

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

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

In November 2006 and January 2007, three of the participants in the June and July 2006 Offering surrendered a total of 267,891 shares of common stock to the Company for cancellation, which the Company repurchased for $241,300, the approximate amount originally paid for the stock. As a result of the foregoing, $8,160 of broker fees were refunded to the Company.

Stock Options

On August 1, 2007, the Company issued a stock option to one of the members of its Board of Directors to purchase 250,000 shares of the Company’s common stock at $1.00 per share.  The option vests immediately and expires in three years or three months after the individual terminates his affiliation with the Company’s Board of Directors, whichever comes first.

The estimated fair value of the aforementioned option was calculated using the Black-Scholes model.  Consequently, the Company recorded a share-based compensation expense of $194,400 for the year ended September 30, 2007.  The following table summarizes the weighted average of the assumptions used in the method.

	Year ending September 30, 2007	Year ending September 30, 2006
Expected volatility	85.71%	n/a
Dividend yield	n/a	n/a
Expected terms (in years)	3	n/a
Risk-free rate	4.53%	n/a

The following table summarizes the Company’s stock option activity and related information:

Number of
Shares
Balance as of September 30, 2005	-
Granted	-
Exercised	-
Expired/forfeit	-
Balance as of September 30, 2006	-
Granted	250,000
Exercised	-
Expired/forfeit	-
Balance as of September 30, 2007	250,000

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
	Number of	Weighted
	Outstanding	Average	Weighted		Number	Weighted
Range of	Shares at	Remaining	Average	Aggregate	Exercisable at	Average	Aggregate
Exercise	September 30,	Contract	Exercise	Intrinsic	September 30,	Exercise	Intrinsic
Prices	2007	Life	Price	Value	2007	Price	Value

$ 1.00	250,000	2.8 years	$ 1.00	$ -	250,000	$ 1 .00	$ -

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
	Number of	Weighted
	Outstanding	Average	Weighted		Number	Weighted
Range of	Shares at	Remaining	Average	Aggregate	Exercisable at	Average	Aggregate
Exercise	September 30,	Contract	Exercise	Intrinsic	September 30,	Exercise	Intrinsic
Prices	2006	Life	Price	Value	2006	Price	Value

$ -	-	-	$ -	$ -	-	$ -	$ -

The weighted-average grant-date fair value of the option granted during the years ending September 30, 2007 and 2006 was $0.78 and $0 per option.

NOTE 6 - RELATED PARTY TRANSACTIONS – NOT DISCLOSED ELSEWHERE

As of March 31, 2006, the Company was obligated to two of its then directors, officers, and shareholders, for a non-interest bearing demand loan with a balance of $1,547. The balance was paid in full during the third quarter of fiscal 2006.

During 2006, the Company paid $8,349 of consulting fees to a former director and officer, who resigned his position on May 10, 2006.

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

	2007	2006
Deferred tax asset
Tax benefit arising from net operating loss carryforward	$231,900	$93,400
Deferred compensation	78,000	-
	309,900	93,400

Less valuation allowance	(309,900)	(93,400)

Net deferred tax asset	$-	$-

Income tax benefit (expense) consists of the following at September 30:

	2007	2006
Deferred
Federal	$66,000	$-
State	12,000	-
Federal and state benefit of net operating loss carryforward	138,500	77,068
	216,500	77,068

Less valuation allowance	(216,500)	(77,068)

Income Tax Benefit	$-	$-

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

As of September 30, 2007, the Company had reported net operating loss (“NOL”) carryforwards for tax purposes amounting to approximately $577,169 that may be offset against future taxable income. These NOL carryforwards expire beginning in fiscal 2025 through 2028. However, these carryforwards may be significantly limited due to changes in the ownership of the Company.

Recognition of the benefits of the deferred tax assets will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earning in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $309,900 and $93,400 as of September 30, 2007 and 2006, respectively.

The following table presents the principal reasons for the difference between the Company’s effective tax rates and of United States federal statutory income tax rate of 34% at September 30:

	2007	2006

Federal income tax benefit at statutory rate	$183,200	$77,068
State income tax benefit (net of effect of federal benefit)	33,300	-
Change in valuation allowance	(216,500)	(77,068)

Income Tax Benefit	$-	$-

Effective Income Tax Rate	0%	0%

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for taxes or interest during the year ended September 30, 2007 and 2006.

NOTE 9 – RECLASSIFICATIONS

For comparability purposes, certain figures for the year ended September 30, 2006 and for the period from date of inception through September 30, 2007 have been reclassified where appropriate to conform with the financial statement presentation for the year ended September 30, 2007.  These reclassifications did not affect reported net loss.

EXHIBIT INDEX

Exhibit No.	Exhibit
10.5	Unsecured Promissory Note, dated July 17, 2007, issued by Corporation of Automotive Remarketing, Inc. payable to the Company

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.