Form 10QSB
period 2007-12-31
SYDYS CORP
filed 2008-02-12
CIK 1309141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended:  December 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 21,727,665 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on February 1, 2008.

Transitional Small Business Disclosure Format (check one):  Yes  [    ]   No  [ X ]

Part I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SYDYS CORPORATION
(A Development Stage Company)
 Condensed Balance Sheets

	December 31	September 30
	2007	2007
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$145,839	$203,322
Note and interest receivable	15,034	554
Prepaid expenses	241	899

Total Current Assets	$161,114	$204,775

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$100,810	$115,089

Total Current Liabilities	100,810	115,089

Commitments and Contingencies

Stockholders’ Equity
Common stock; $.001 par value; 33,333,333 shares authorized;
21,727,665 issued and outstanding at December 31 and
September 30, 2007, respectively.	21,728	21,728
Additional paid-in capital	840,052	840,052
Deficit accumulated in the development stage	(801,476)	(772,094)

Total Stockholders’ Equity	60,304	89,686

	$161,114	$204,775

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
 Condensed Statements of Operations
(Unaudited)

			February 9, 2004
			(Inception) to
	Three Months Ended December 31,		December 31,
	2007	2006	2007

Revenues	$-	$-	$210

Costs of Goods Sold	-	-	150

Gross Profit	-	-	60

Operating Expenses
Accounting and legal fees	17,799	34,932	402,628
Consulting fees – related party	-	-	8,349
Consulting fees	9,000	9,000	53,500
Share based compensation	-	-	194,400
Bad debt expense	-	-	125,000
General and administrative	2,617	648	27,940

Total Operating Expenses	29,416	44,580	811,817

Loss From Operations	(29,416)	(44,580)	(811,757)

Interest Income	(34)	(3,899)	(10,281)

Net Loss to Common Stockholders	$(29,382)	$(40,681)	$(801,476)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.05)

Basic and Diluted Weighted Average
Common Shares Outstanding	21,727,665	21,930,266	16,696,612

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			February 9, 2004
			(Inception) to
	Three Months Ended December 31,		December 31,
	2007	2006	2007
Cash Flows from Operating Activities
Net Loss	$(29,382)	$(40,681)	$(801,476)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Share-based compensation	-	-	194,400
Bad debt expense	-	-	125,000
Changes in assets and liabilities:
Interest receivable	520	(2,692)	(33)
Prepaid expenses	658	-	(241)
Accounts payable and accrued expenses	(14,279)	(1,323)	92,889

Net Cash Used in Operating Activities	$(42,483)	$(44,696)	$(389,461)

Cash Flows from Investing Activities
Repayment of note receivable	-	75,000	930,000
Note receivable	(15,000)	-	(1,070,000)

Net Cash Provided by (Used in) Investing Activities	(15,000)	75,000	(140,000)

Cash Flows from Financing Activities
Note payable	-	-	1,000
Note payable - related party	-	-	1,547
Repayment of note payable	-	-	(1,000)
Repayment of note payable – related party	-	-	(1,547)
Issuance of common stock, net of offering costs	-	-	908,440
Cancellation of common stock, net of refunded offering costs	-	(93,840)	(233,140)

Net Cash (Used in) Provided by Financing Activities	-	(93,840)	675,300

Net (Decrease) Increase in Cash and Cash Equivalents	(57,483)	(63,536)	145,839

Cash and Cash Equivalents, Beginning of Period	203,322	606,532	-

Cash and Cash Equivalents, End of Period	$145,839	$542,996	$145,839

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by Sydys Corporation (the “Company”, or “Sydys”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2007 on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending September 30, 2008.

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

The Company believes that the collection of note receivables and its existing cash resources will provide sufficient funds to fund its operations through December 31, 2008.

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

SYDYS CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements

NOTE 4 - NOTE RECEIVABLE

In December 2007, the Company loaned $15,000 to FEQ Gas, LLC (“FEQ”) and received a 8.25% promissory note payable upon demand. As of December 31, 2007, the note had an outstanding balance of $15,000 with unpaid interest of $34.  The note was subsequently paid off by FEQ in January 2008.

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

As of December 31, 2007, we had cash resources of approximately $146,000. Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources will be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our stockholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, may be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We are a development stage company and since inception, have suffered losses from development stage activities to date, and are in need of additional capital.  As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion on the annual financial statements for the fiscal year ended September 30, 2007 as to the substantial doubt about our ability to continue as a going concern.  As such, we may be required to cease operations and you could lose your entire investment.  Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern.  Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

Our Board of Directors has sole discretion to identify and evaluate acquisition candidates and complete acquisitions without approval of our stockholders.

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

There is currently a very competitive market for business opportunities which could reduce the likelihood of consummating a successful business combination.  We anticipate we will be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of small private entities.  A large number of established and well-financed entities, including small public companies, venture capital firms, and special purpose acquisition companies or “SPACs” are active in mergers and acquisitions of companies that may be desirable target candidates for us. We have significantly less financial resources, technical expertise and managerial capabilities than most of these entities.  As a result, we may be unable to effectively compete with such entities in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

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

Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These include rules relating to independent directors, director nomination, audit and compensation committees, retention of audit committee financial expert and the adoption of a code of ethics.  Although a majority of our directors are considered independent, we are not in full compliance with such standards.  Unless we voluntarily elect to fully comply with those obligations, which we have not to date, the protections that these corporate governance provisions were enacted to provide, will not exist with respect to the Company.  While we may make an application to have our securities listed for trading on a national securities exchange, which would require us to fully comply with those obligations, we cannot assure you that we will make such application, that we would be able to satisfy applicable listing standards, or if we did satisfy such standards, that we would be successful in such application.

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

There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sydys Corporation

Date: February 12, 2008	By:	/s/ Kenneth J. Koock
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