Form 10QSB
period 2008-03-31
SYDYS CORP
filed 2008-05-14
CIK 1309141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended:  March 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 21,727,665 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on May 12, 2008.

Transitional Small Business Disclosure Format (check one):  Yes  [    ]   No  [ X ]

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

		Page

Item 1	Financial Statements	1
	Condensed Balance Sheets – (Unaudited)	1
	Condensed Statements of Operations – (Unaudited)	2
	Condensed Statements of Cash Flows – (Unaudited)	3
	Notes to Condensed Financial Statements	4
Item 2	Plan of Operation	6
Item 3A(T)	Controls and Procedures	12
PART II OTHER INFORMATION

Item 5	Other Information
Item 6	Exhibits	13
Signatures		13

Part I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SYDYS CORPORATION
(A Development Stage Company)
 Condensed Balance Sheets

ASSETS

	March 31,	September 30,
	2008	2007
	(Unaudited)
Current Assets
Cash and cash equivalents	$16,407	$203,322
Notes and interest receivable	65,429	554
Prepaid expenses	406	899

Total Current Assets	$82,242	$204,775

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$35,599	$115,089

Total Current Liabilities	35,599	115,089

Commitments and Contingencies

Stockholders’ Equity
Common stock; $.001 par value; 33,333,333 shares authorized;
21,727,665 issued and outstanding at March 31, 2008 and
September 30, 2007, respectively.	21,728	21,728
Additional paid-in capital	840,052	840,052
Deficit accumulated in the development stage	(815,137)	(772,094)

Total Stockholders’ Equity	46,643	89,686

	$82,242	$204,775

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
 Condensed Statements of Operations
(Unaudited)

					February 9, 2004
	Three Months Ended		Six Months Ended		(Inception) to
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008

Revenues	$-	$-	$-	$-	$210

Costs of Goods Sold	-	-	-	-	150

Gross Profit	-	-	-	-	60

Operating Expenses
Accounting and legal fees	653	26,973	18,452	61,905	403,281
Consulting fees – related party	-	-	-	-	8,349
Consulting fees	9,000	9,000	18,000	18,000	62,500
Share based compensation	-	-	-	-	194,400
Bad debt expense	-	-	-	-	125,000
General and administrative	4,403	3,521	7,020	4,169	32,343

Total Operating Expenses	14,056	39,494	43,472	84,074	825,873

Loss From Operations	(14,056)	(39,494)	(43,472)	(84,074)	(825,813)

Interest income	395	1,293	429	5,192	10,676

Net Loss to Common Stockholders	$(13,661)	$(38,201)	$(43,043)	$(78,882)	$(815,137)

Basic and Diluted Loss per
Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.05)

Basic and Diluted Weighted Average
Common Shares Outstanding	21,727,665	21,763,560	21,727,665	21,847,829	16,999,206

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			February 9, 2004
	Six Months Ended		(Inception) to
	March 31,		March 31,
	2008	2007	2008

Net Cash Used in Operating Activities	$(121,915)	$(122,912)	$(468,893)

Cash Flows from Investing Activities
Collection on note receivable	15,000	805,000	945,000
Loan made under notes receivable	(80,000)	(655,000)	(1,135,000)

Net Cash Provided by (Used in) Investing Activities	(65,000)	150,000	(190,000)

Cash Flows from Financing Activities
Proceeds from note payable	-	-	1,000
Proceeds from note payable - related party	-	-	1,547
Repayment of note payable	-	-	(1,000)
Repayment of note payable – related party	-	-	(1,547)
Issuance of common stock, net of offering costs	-	-	908,440
Cancellation of common stock, net of refunded offering costs	-	(233,140)	(233,140)

Net Cash (Used in) Provided by Financing Activities	-	(233,140)	675,300

Net (Decrease) Increase in Cash and Cash Equivalents	(186,915)	(206,052)	16,407

Cash and Cash Equivalents, Beginning of Period	203,322	606,532	-

Cash and Cash Equivalents, End of Period	$16,407	$400,480	$16,407

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2007 in Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending September 30, 2008.

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

The Company believes that the completion of its private offerings of securities and the collection of note receivables will provide sufficient funds to fund its operations through March 31, 2009.

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

SYDYS CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

NOTE 4 - NOTES RECEIVABLE

In December 2007, the Company loaned $15,000 to FEQ Gas, LLC (“FEQ”) and received an 8.25% promissory note payable upon demand.  On January 4, 2008, the note was paid in-full.  Accrued interest due of $47 was still unpaid as of March 31, 2008.

In March 2008, the Company loaned $65,000 to Capital Growth Investment Trust and received a promissory note due on demand which called for interest at 8.25% per annum unless the note was repaid within 30 days.  As of March 31, 2008, the note had an outstanding balance of $65,000.  The note was subsequently repaid on April 2, 2008.

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

As of March 31, 2008, we had cash resources of approximately $16,400. Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources and our note receivable of approximately $65,000 at March 31, 2008, which was collected in April, 2008, will be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our stockholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, may be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation by our independent registered public accountants as to whether our internal controls over financial reporting are effective.  The SEC has extended the compliance dates for smaller public companies, including us.  Accordingly, at this time, the requirements for management to perform the annual assessment of our internal controls over financial reporting will first apply to our annual report for our fiscal year ending September 30, 2008 and the first audit on the effectiveness of our internal controls over financial reporting that our independent registered public accounting firm will need to perform will be required in connection with the preparation of our annual report for our fiscal year ending September 30, 2009, unless otherwise extended by the SEC.  The SEC has proposed to extend the initial compliance date for the independent audit on the effectiveness of internal controls over financial reporting to the first fiscal year ended after December 15, 2009.  Compliance with these rules will require us to incur increased general and administrative expenses and management attention.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, the attestation process by our independent registered public accountants will be new to us and we may encounter problems or delays in completing the implementation of any necessary improvements. If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report, investor confidence and share value may be negatively impacted.

Item 3A(T).    Controls and Procedures.

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

There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 5.    Other Information.

The information set forth below is included herewith for the purpose of providing disclosure of a transaction that occurred during the quarter ended March 31, 2008 that was required to be reported under “Item 1.01- Entry into a Material Definitive Agreement” of Form 8-K.

On March 15, 2008, we loaned $65,000 to Capital Growth Investment Trust (the “Borrower”), a shareholder of the Company, pursuant to an unsecured promissory note (the “Note”).  The Note accrued interest at an annual rate of 8.25%, unless repaid within thirty (30) days, in which case no interest would be payable.  The unpaid principal balance of the Note, together with all accrued and unpaid interest thereon, was due on demand.  We funded the loan to the Borrower from general working capital.  The note was repaid in full on April 2, 2008.

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

Sydys Corporation

Date: May 14, 2008	By:	/s/ Kenneth J. Koock
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