Form 10-Q
period 2008-06-30
SYDYS CORP
filed 2008-08-08
CIK 1309141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
For the transition period from _______ to ________

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
Yes  [    ]      No  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 21,727,665 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on August 8, 2008.

Transitional Small Business Disclosure Format (check one): Yes  [    ]   No  [ X ]

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item 6.	Exhibits	13

Signatures		14

Part I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

SYDYS CORPORATION
(A Development Stage Company)
 Condensed Balance Sheets

ASSETS

	June 30,	September 30,
	2008	2007
	(Unaudited)
Current Assets
Cash and cash equivalents	$65,310	$203,322
Notes and interest receivable	-	554
Prepaid expenses	-	899

Total Current Assets	$65,310	$204,775

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$32,729	$115,089

Total Current Liabilities	32,729	115,089

Commitments and Contingencies

Stockholders’ Equity
Common stock; $.001 par value; 33,333,333 shares authorized;
21,727,665 issued and outstanding at June 30, 2008 and
September 30, 2007, respectively.	21,728	21,728
Additional paid-in capital	840,052	840,052
Deficit accumulated in the development stage	(829,199)	(772,094)

Total Stockholders’ Equity	32,581	89,686

	$65,310	$204,775

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					February 9, 2004
	Three Months Ended		Nine Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Revenues	$-	$-	$-	$-	$210

Costs of Goods Sold	-	-	-	-	150

Gross Profit	-	-	-	-	60

Operating Expenses
Accounting and legal fees	687	92,988	19,139	154,893	403,968
Consulting fees – related party	-	-	-	-	8,349
Consulting fees	9,000	9,000	27,000	27,000	71,500
Share based compensation	-	-	-	-	194,400
Bad debt expense	-	-	-	-	125,000
General and administrative	4,375	5,836	11,395	10,005	36,718

Total Operating Expenses	14,062	107,824	57,534	191,898	839,935

Loss From Operations	(14,062)	(107,824)	(57,534)	(191,898)	(839,875)

Interest income	-	-	429	5,192	10,676

Net Loss to Common Stockholders	$(14,062)	$(107,824)	$(57,105)	$(186,706)	$(829,199)

Basic and Diluted Loss per Common
Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.05)

Basic and Diluted Weighted Average
Common Shares Outstanding	21,727,665	21,727,498	21,727,665	21,807,701	17,267,467

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			February 9, 2004
	Nine Months Ended		(Inception) to
	June 30,		June 30,
	2008	2007	2008

Net Cash Used in Operating Activities	$(138,012)	$(165,677)	$(484,990)

Cash Flows from Investing Activities
Collection on note receivable	80,000	805,000	1,010,000
Loan made under notes receivable	(80,000)	(655,000)	(1,135,000)

Net Cash Provided by (Used in) Investing Activities	-	150,000	(125,000)

Cash Flows from Financing Activities
Proceeds from note payable	-	-	1,000
Proceeds from note payable - related party	-	-	1,547
Repayment of note payable	-	-	(1,000)
Repayment of note payable – related party	-	-	(1,547)
Issuance of common stock, net of offering costs	-	-	908,440
Cancellation of common stock, net of refunded
offering costs	-	(233,140)	(233,140)

Net Cash (Used in) Provided by Financing Activities	-	(233,140)	675,300

Net (Decrease) Increase in Cash and Cash Equivalents	(138,012)	(248,817)	65,310

Cash and Cash Equivalents, Beginning of Period	203,322	606,532	-

Cash and Cash Equivalents, End of Period	$65,310	$357,715	$65,310

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

NOTE 1-BASIS OF PRESENTATION

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

NOTE 2-DESCRIPTION OF BUSINESS

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

NOTE 3-GOING CONCERN

The Company is in the development stage and has incurred losses since its inception. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

The Company believes that its current cash plus the completion of future private offerings of securities will provide sufficient funds to fund its operations through June 30, 2009.

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

SYDYS CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

NOTE 4-NOTES RECEIVABLE

In December 2007, the Company loaned $15,000 to FEQ Gas, LLC (“FEQ”) and received an 8.25% promissory note payable upon demand.  On January 4, 2008, the note was paid in-full.  Accrued interest due of $47 was paid on April 30, 2008.

In March 2008, the Company loaned $65,000 to Capital Growth Investment Trust and received a 8.25% promissory note payable upon demand.  The note was repaid on April 2, 2008.  Accrued interest due of $382 was paid on April 30, 2008.

NOTE 5-CAPITAL STOCK

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

As of June 30, 2008, we had cash resources of approximately $65,310. Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources will be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our stockholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, may be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

There is no active trading market for our common stock.  Our common stock is not eligible for trading on any national or regional securities exchange.  Our common stock is eligible for trading on the OTC Bulletin Board.  This market tends to be substantially less liquid than national and regional securities exchanges.  To date, there has been very limited trading of our common stock.  We cannot provide you with any assurance that an active trading market for our common stock will develop, or if such a market develops, that it will be sustained.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation by our independent registered public accountants as to whether our internal controls over financial reporting are effective.  The SEC has extended the compliance dates for smaller public companies, including us.  Accordingly, at this time, the requirements for management to perform the annual assessment of our internal controls over financial reporting will first apply to our annual report for our fiscal year ending September 30, 2008 and the first audit on the effectiveness of our internal controls over financial reporting that our independent registered public accounting firm will need to perform will be required in connection with the preparation of our annual report for our fiscal year ending September 30, 2010.   Compliance with these rules will require us to incur increased general and administrative expenses and management attention.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, the attestation process by our independent registered public accountants will be new to us and we may encounter problems or delays in completing the implementation of any necessary improvements. If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report, investor confidence and share value may be negatively impacted.

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

There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sydys Corporation

Date: August 8, 2008	By:	/s/ Kenneth J. Koock
Kenneth J. Koock Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended