Form 10KSB
period 2008-09-30
SYDYS CORP
filed 2008-12-23
CIK 1309141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:   September 30, 2008

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________to__________.

Commission File Number:  000-51727

SYDYS CORPORATION
(Name of Small Business Issuer in Its Charter)

Nevada	98-0418961
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7 Orchard Lane Lebanon, NJ	08833
(Address of Principal Executive Offices)	(Zip Code)

(908) 236-9885
(Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).Yes  [X]   No  [   ]

State issuer's revenues for its most recent fiscal year:  $0.00.

The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the price at which the common equity was last sold, or the average bid and asked price of the registrant's common stock as reported on the OTC Bulletin Board on December 18, 2008, was $8,526,375.  The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed.

As of December 18, 2008, 21,777,665 shares of the registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ___   No    X

SYDYS CORPORATION
ANNUAL REPORT ON FORM 10-KSB
FOR FISCAL YEAR ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

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

Most acquisitions of private operating companies by public shell companies are completed by way of merger pursuant to which the shareholders of the private company own a substantial majority of the issued and outstanding shares of the public company after completion of the merger.  These transaction are often referred to as “reverse acquisitions” or “reverse mergers” and generally result in substantial additional dilution to the ownership interests of the stockholders of the public company.  If any transaction is structured in this manner, our stockholders will suffer substantial dilution and all or a majority of our directors may resign and one or more new directors may be appointed without any vote by stockholders.  We may complete such an acquisition upon the sole determination of our board of directors without any vote or approval by our stockholders.  In certain circumstances, however, it may be necessary to call a stockholders' meeting and obtain approval of our stockholders, which may result in delay and additional expense in the consummation of any proposed transaction and may also give rise to certain appraisal rights to dissenting stockholders.  Most likely, we will seek to structure any such transaction so as not to require stockholder approval.

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

After conducting due diligence activities and engaging in preliminary negotiations with CAR, we concluded that the Company should not pursue a business combination with CAR and ended our negotiations with CAR.  Subsequently, we wrote off our $125,000 loan to CAR as uncollectible.

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

We are a development stage company and since inception, have suffered losses from development stage activities to date, and are in need of additional capital.  We have experienced net losses in each fiscal quarter since our inception and as of September 30, 2008, have an accumulated deficit of $900,371. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended September 30, 2008 as to the substantial doubt about our ability to continue as a going concern.  As such, we may be required to cease operations in which case you could lose your entire investment.  Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern.  Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

Our board of directors has sole discretion to identify and evaluate acquisition candidates and complete acquisitions without approval of our stockholders ..

We have not developed any specific acquisition guidelines and we are not obligated to follow any particular operating, financial, geographic or other criteria in evaluating candidates for potential acquisitions or business combinations. We will target companies that we believe will provide the best potential long-term financial return for our stockholders and we will determine the purchase price and other terms and conditions of acquisitions without review or approval of our stockholders.  Accordingly, our stockholders will not have the opportunity to evaluate the relevant economic, financial and other information that our board of directors will use and consider in deciding whether or not to enter into a particular transaction.

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

Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These include rules relating to independent directors, director nomination, audit and compensation committees, retention of audit committee financial expert and the adoption of a code of ethics.  Unless we voluntarily elect to fully comply with those obligations, which we have not to date, the protections that these corporate governance provisions were enacted to provide will not exist with respect to the Company.  While we may make an application to have our securities listed for trading on a national securities exchange, which would require us to fully comply with those obligations, we cannot assure you that we will make such application, that we would be able to satisfy applicable listing standards, or if we did satisfy such standards, that we would be successful in such application.

If we fail to comply in a timely manner with requirements of Section 404 of the Sarbanes-Oxley Act of 2002, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation by our independent registered public accountants as to whether our internal controls over financial reporting are effective.  The first annual assessment of our internal controls that our management was required to prepare was completed in connection with the preparation of our financial statements for the year ended September 30, 2008.  The first audit report on the effectiveness of our internal controls over financial reporting that our independent registered public accounting firm will need to perform will be required in connection with the preparation of our annual report for our fiscal year ending September 30, 2010.  Compliance with these rules will require us to incur increased general and administrative expenses and management attention.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, the attestation process by our independent registered public accountants will be new to us and we may encounter problems or delays in completing the implementation of any necessary improvements.  If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report, investor confidence and share value may be negatively impacted.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive office is located at 7 Orchard Lane, Lebanon, New Jersey 08833.  This space is provided by our Chief Executive Officer for a monthly fee of $575.  We believe our current office will be adequate to support our operations for the foreseeable future.

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

Fiscal Year Ended September 30, 2008	High	Low
Quarter ended September 30	$0.65	$0.65
Quarter ended June 30	0.65	0.65
Quarter ended March 31	1.10	0.65
Quarter ended December 31	1.26	1.10

Fiscal Year Ended September 30, 2007	High	Low
Quarter ended September 30	$1.26	$1.25
Quarter ended June 30	2.00	1.20
Quarter ended March 31	3.03	0.75
Quarter ended December 31	3.03	1.95

The last price of our common stock as reported on the OTC Bulletin Board on December 18, 2008 was $0.61 per share.

Holders

As of December 1, 2008, the number of stockholders of record of our common stock was 36.

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

We have limited cash resources, have incurred losses since inception, and have been unable to execute our business plan.  We will need to raise funds during the next twelve months to execute our business plan.  Due to these and other factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended September 30, 2008 as to the substantial doubt about our ability to continue as a going concern.  In order to continue operations, we must continue to raise the capital necessary to fund our activities and our long-term viability and growth will ultimately depend upon acquiring a successful operating company, as to which there can be no assurance.

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

After extensive discussions with CAR and a review of due diligence materials received from CAR, our board of directors determined that the best interests of the Company would be served by not entering into a business combination with CAR.  As such, we ended our negotiations with CAR regarding a potential acquisition.

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

In December 2007, we loaned $15,000 to FEQ Gas, LLC (“FEQ”) and received an 8.25% promissory note payable upon demand.  FEQ repaid the principal balance of the loan on January 4, 2007 and accrued interest in the amount of $47 on April 30, 2008.

In March 2008, we loaned $65,000 to Capital Growth Investment Trust (“CGIT”) and received an 8.25% promissory note payable upon demand.  CGIT repaid the principal balance of the loan on April 2, 2008 and accrued interest in the amount of $382 on April 30, 2008.

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

Liquidity and Capital Resources

At September 30, 2008, we had a working capital deficit of $6,091.  Since inception, we have funded our operations through public and private offerings of our common stock.  Between June 13, 2006 and July 28, 2006, we generated gross proceeds of $896,000 through the issuance of 995,556 shares of our common stock at a purchase price of $0.90 per share.  We repurchased 267,891 of these shares for $241,300, or $0.90 per share.

The foregoing constitutes our principal sources of financing since inception.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity and debt securities.  We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities.  Unless we acquire an operating company, we do not expect to incur any material capital expenditures during the next twelve months nor do we expect to hire additional employees.

As of September 30, 2008, we had cash resources of approximately $33,000.  Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources will not be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our shareholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Recent Accounting Pronouncements

For a discussion of our accounting policies and procedures and recent accounting pronouncements, see the footnotes to our financial statements beginning on page F-7.

ITEM 7.   FINANCIAL STATEMENTS

Our financial statements at September 30, 2008 and for each of the two years then ended, and the footnotes related thereto, begin on page F-1 of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL AND ACCOUNTING MATERS

The information required by this Item has been previously reported in our current report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006.

ITEM 8A (T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our chief executive officer concluded that as of September 30, 2008, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our chief executive officer, in order to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principals.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our chief executive officer, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act ) that occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth certain information about each of our directors and executive officers.

Kenneth J. Koock, 66, has served as our Chief Executive Officer, President, Secretary, Chief Financial Officer and as a Director of the Company since May 10, 2006. Since March 2003, Mr. Koock has served as President of Kenneth J. Koock & Assoc., a financial consulting firm which assists public and private companies on business and financial matters.  From 1977 until his retirement in March 2003, Mr. Koock held trading and investment positions with M. H. Meyerson, an investment banking firm, most recently serving as Vice Chairman and Director.  During his nearly 30 year investment banking and corporate finance career, he has developed broad range of experience in capitalizing public and private companies through various stages of fund raising.  Mr. Koock currently serves as the Chairman of the Board of Directors of Angstrom Technologies, Inc, a technology company specializing in security and detection systems whose shares are publicly traded on the pink sheets.  Mr. Koock has been a member of the New York Bar Association since 1966, was a member of the Security Traders Association of New York from 1977 to 2003, and holds Series 7, 63 and 55 NASD licenses.  Mr. Koock earned a Bachelor of Arts degree from Duke University in 1963 and a Juris Doctor degree from St. Johns Law in 1966.

Scott D. Cook, 46, has served as a Director of the Company since May 10, 2006.   Since 2005, Mr. Cook has served as the Chief Executive Officer and Chairman of the Board of Directors of Cottonwood Advisors, Inc., a Dallas, Texas based investment banking firm.  From 1996 to 2005, Mr. Cook served as the Chief Executive Officer and Chairman of the Board of Directors of Founders Equity Group, Inc., a Dallas, Texas based investment banking firm.  Prior to Founders Equity, Mr. Cook served as Director of First Southwest Corporation, a Dallas based investment banking firm, where he established the private banking group which provided financial services and advice to high net worth individuals, entrepreneurs and their companies.  Mr. Cook has been in the investment banking business for 16 years working in various capacities including, originating, negotiating and managing transactions totaling in excess of $3 billion, fund management, and negotiating private and public equity placements for public and private issuers.  Mr. Cook has also managed numerous investment funds including Founders Special Opportunities I, Founders Environmental Fund II, Founders Mezzanine III, Founders Partners IV, Founders Cash Management V, and Founders Partners VI.  Mr. Cook earned a BBA in Finance and Economics in 1984 from Texas Tech University.

Audit Committee and Audit Committee Financial Expert

Our board of directors has not created a standing audit committee of the board.  Instead, our full board of directors acts as our audit committee.

No member of our board of directors is an “audit committee financial expert.”  We currently have no employees.  Kenneth J. Koock, our sole executive officer and a member of our board of directors, is actively involved in our operations.  We conduct minimal operations, have limited financial resources and expect that we would have to expend significant financial resources, including obtaining and maintaining directors and officers liability insurance, to attract and retain an individual who qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-B promulgated under the Securities Act.  In light of the foregoing, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert” would be outweighed by the costs of retaining such a person.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and 10% stockholders are also required by applicable SEC rules to furnish us copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act.  Based solely on our review of the copies of such forms received by us or written representations from such persons that no other reports were required for such persons, we believe that during the fiscal year ended September 30, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were satisfied in a timely fashion except that Darren Breitkreuz and Alan Stier did not timely file a Form 4.

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

Our Code of Business Conduct and Ethics is available without charge upon written request directed to Kenneth Koock, Chief Executive Officer, Sydys Corporation, 7 Orchard Lane, Lebanon, New Jersey 08833.

ITEM 10.   EXECUTIVE COMPENSATION

We did not pay any compensation to our executive officers during the fiscal years ended September 30, 2008 or 2007, except that our executive officers were entitled to reimbursement for reasonable business costs and expenses.  We have not issued any options or other equity compensation to any of our executive officers, nor do we currently have any contracts or agreements with any of our executive officers.

Director Compensation

The following table sets forth the compensation for 2008 for those persons who served as members of our Board of Directors during 2008:

Name	Stock Awards ($)(2)	Total ($)
Darren Breitkreuz(1)	16,250(3)	16,250
Alan Stier(1)	16,250(3)	16,250
(1)	Messrs. Breitkreuz and Stier resigned from the Board on August 25, 2008.
(2)	The assumptions used in calculating the value of the option awards are located in note 5 of our consolidated financial statements.
(3)	Consists of 25,000 shares of our common stock, which were fully vested upon grant. The grant date fair value of this option computed in accordance with SFAS 123R was $0.65.

Other than Darren Breitkreuz and Alan Stier, the members of our Board of Directors received no compensation for serving on our Board, except that each director was entitled to reimbursement for the reasonable costs and expenses incurred in attending Board meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 18, 2008, information with respect to the securities holdings of all persons that the Company, pursuant to filings with the SEC and the Company’s stock transfer records, has reason to believe may be deemed the beneficial owner of more than five percent (5%) of the common stock.  The following table also sets forth, as of such date, the beneficial ownership of the common stock by all current officers and directors of the Company, both individually and as a group.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person, subject to the matters set forth in the footnotes to the table below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Kenneth J. Koock 7 Orchard Lane Lebanon, NJ 08833	7,800,001	35.8%
Scott D. Cook 270 N. Denton Tap Road Coppell, TX 75019	0	-
All directors and executive officers as a group (2 persons)	7,800,001	35.8%
(1)	These percentages have been calculated based on 21,777,665 shares of common stock outstanding as of December 18, 2008.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	0	Not Applicable	0
Equity compensation plans not approved by security holders	0	Not Applicable	0
Total	0	Not Applicable	0

We do not have any equity compensation plans nor have we ever issued any equity securities to any of our employees or consultants.  We did, however, issue securities to Darren Breitkreuz and Alan Stier, which are described in more detail in Item 12 below.

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

In August 2007, we issued to Darren Breitkreuz, a director of the Company, an option to purchase 250,000 shares of our common stock.  This option expired ninety days after Mr. Breitkreuz’s resignation from our Board of Directors.  In September 2008, we issued 25,000 shares of our common stock to each of Darren Breitkreuz and Alan Stier.

Director Independence

Mr. Cook satisfies the definition of “independent” established by the American Stock Exchange as set forth in Section 803 of the American Stock Exchange (“AMEX”) Company Guide.  Mr. Koock does not satisfy the definition of “independent” established by AMEX as set forth in Section 803 of the AMEX Company Guide.  As of the date of the report, we do not maintain a separately designated audit, compensation or nominating committee.

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
10.4
Unsecured Promissory Note, dated July 17, 2007, issued by Corporation of Automotive Remarketing, Inc. payable to the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 14, 2007)

10.5
Unsecured Promissory Note, dated August 14, 2007, issued by Corporation of Automotive Remarketing, Inc. payable to the Company (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB filed with the Commission on December 14, 2007)

10.6**	Unsecured Promissory Note, dated December 21, 2007, issued by FEQ Gas, LLC payable to the Company
10.7**	Unsecured Promissory Note, dated March 15, 2008, issued by Capital Growth Investment Trust payable to the Company
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2005)
21.1**	Subsidiaries of the Company
31.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
** Filed herewith

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services performed by L J Soldinger Associates, LLC for the fiscal years ended September 30, 2008 and September 30, 2007.

	2008	2007
Audit Fees:	$25,000	$75,000

Audit-Related Fees:	0	0

Tax Fees:	0	0

All Other Fees:	0	0

Total:	$25,000	$75,000

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

Audit Committee Pre-Approval Procedures

Our board of directors serves as our audit committee.  Our board of directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit to review the results of their work.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update the board of directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During 2008, all audit and non-audit services performed by our independent accountants were pre-approved by the board of directors in accordance with the foregoing procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYDYS CORPORATION

Date: December 23, 2008	By:	/s/ Kenneth J. Koock
Kenneth J. Koock Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth J. Koock
Kenneth J. Koock	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	December 23, 2008

/s/ Scott D. Cook
Scott D. Cook	Director	December 23, 2008

SYDYS CORPORATION
(A Development Stage Entity)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sydys Corporation

We have audited the accompanying balance sheets of Sydys Corporation as of September 30, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended and the period February 9, 2004 (date of inception) through September 30, 2008. Sydys Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sydys Corporation as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended and the period February 9, 2004 (date of inception) through September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L J Soldinger Associates, LLC
L J Soldinger Associates, LLC Deer Park, Illinois December 22, 2008

SYDYS CORPORATION
(A Development Stage Company)
 Balance Sheets

	September 30,
	2008	2007
ASSETS

Current Assets
Cash and cash equivalents	$33,068	$203,322
Notes and interest receivable	-	554
Prepaid expenses	-	899

Total Current Assets	$33,068	$204,775

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$39,159	$115,089

Total Current Liabilities	39,159	115,089

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Common stock; $.001 par value; 33,333,333 shares authorized;
and 21,777,665 and 21,727,665 issued and outstanding at
September 30, 2008 and 2007, respectively	21,778	21,728
Additional paid-in capital	872,502	840,052
Deficit accumulated in the development stage	(900,371)	(772,094)

Total Stockholders’ Equity (Deficit)	(6,091)	89,686

	$33,068	$204,775

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION
(A Development Stage Company)
 Statements of Operations

			February 9, 2004
			(Inception) to
	Year Ended September 30,		September 30,
	2008	2007	2008

Revenues	$-	$-	$210

Costs of Goods Sold	-	-	150

Gross Profit	-	-	60

Operating Expenses
Accounting and legal fees	43,744	174,122	428,573
Consulting fees – related party	-	-	8,349
Consulting fees	36,000	36,000	80,500
Share based compensation	32,500	194,400	226,900
Bad debt expense	-	125,000	125,000
General and administrative	16,462	14,373	41,785

Total Operating Expenses	128,706	543,895	911,107

Loss From Operations	(128,706)	(543,895)	(911,047)

Interest income	(429)	(5,192)	(10,676)

Net Loss	$(128,277)	$(538,703)	$(900,371)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.02)	$(0.05)

Basic and Diluted Weighted Average Number
of Common Shares Outstanding	21,732,734	21,787,472	17,510,502

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance at February 9, 2004	1,800,000	$1,800	$1,200	$-	$3,000

Issuance of common stock for cash	7,020,000	7,020	4,680	-	11,700

Net Loss	-	-	-	(5,149)	(5,149)
Balance at September 30, 2004	8,820,000	8,820	5,880	(5,149)	9,551

Issuance of common stock for cash	12,180,000	12,180	49,320	-	61,500

Net Loss	-	-	-	(42,886)	(42,886)
Balance at September 30, 2005	21,000,000	21,000	55,200	(48,035)	28,165

Issuance of common stock for cash
at $0.90 per share in private offering
during June and July 2006	995,556	996	895,004	-	896,000
Offering costs on private offering for
issuance of common stock	-	-	(71,680)	-	(71,680)

Net Loss	-	-	-	(185,356)	(185,356)
Balance at September 30, 2006	21,995,556	21,996	878,524	(233,391)	667,129

Cancellation of common stock issued
in 2006 private offering at $0.90
per share	(267,891)	(268)	(241,032)	-	(241,300)
Refund of offering costs as a result of
cancellation of common stock
issued in 2006 private offering	-	-	8,160	-	8,160
Issuance of stock option to a board
director during August 2007	-	-	194,400	-	194,400

Net Loss	-	-	-	(538,703)	(538,703)
Balance at September 30, 2007	21,727,665	21,728	840,052	(772,094)	89,686

Issuance of common stock in August 2008
in connection with resignation of board
members valued at $0.65 per share	50,000	50	32,450	-	32,500

Net Loss	-	-	-	(128,277)	(128,277)
Balance at September 30, 2008	21,777,665	$21,778	$872,502	$(900,371)	$(6,091)

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			February 9, 2004
			(Inception) to
	Year Ended September 30,		September 30,
	2008	2007	2008

Cash Flows from Operating Activities
Net loss	$(128,277)	$(538,703)	$(900,370)
Adjustments to reconcile net loss to net cash used in
operating activities:
Share-based compensation	32,500	194,400	226,900
Bad debt expense	-	125,000	125,000
Changes in assets and liabilities:
Interest receivable	554	4,501	-
Prepaid expenses	899	(899)	-
Accounts payable and accrued expenses	(75,930)	20,631	31,238

Net Cash Used in Operating Activities	$(170,254)	$(195,070)	$(517,232)

Cash Flows from Investing Activities
Collection on note receivable	80,000	805,000	1,010,000
Loan made under notes receivable	(80,000)	(780,000)	(1,135,000)

Net Cash Provided by (Used in) Investing Activities	-	25,000	(125,000)

Cash Flows from Financing Activities
Proceeds from note payable	-	-	1,000
Proceeds from note payable - related party	-	-	1,547
Repayment of note payable	-	-	(1,000)
Repayment of note payable – related party	-	-	(1,547)
Issuance of common stock, net of offering costs	-	-	908,440
Cancellation of common stock, net of refunded offering costs	-	(233,140)	(233,140)

Net Cash (Used in) Provided by Financing Activities	-	(233,140)	675,300

Net (Decrease) Increase in Cash and Cash Equivalents	(170,254)	(403,210)	33,068

Cash and Cash Equivalents, Beginning of Year	203,322	606,532	-

Cash and Cash Equivalents, End of Year	$33,068	$203,322	$33,068

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS

Sydys Corporation is a Nevada corporation incorporated on February 9, 2004 and based in Lebanon, New Jersey. The Company's fiscal year end is September 30.

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

On August 25, 2008, the Company received the resignation of both Darren Breitkreuz and Alan Stier as the Company’s board members.  The board now consists of Kenneth J. Koock and Scotty D. Cook.

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

Segment Information

The Company has determined it has one reportable operating segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Loss per Share

Loss per common share is calculated in accordance with SFAS No. 128, “Earnings per Share.”  Basic loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding.  Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive.  Shares associated with stock options are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share).

At September 30, 2008 and 2007, the Company had potentially dilutive shares of 250,000.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits.  Management believes the risk of loss is immaterial.  At September 30, 2008 and 2007, the Company had an uninsured cash balance of $0 and $103,322, respectively.

Share-Based Compensation

The Company follows the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized under fair value accounting and recorded in the financial statements.  The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting of the equity award).

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

For the year ended September 30, 2008 and 2007, the Company recorded share-based compensation of $32,500 and $194,400, respectively (see Stock Options section in Note 5 for more details).

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”), which impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The related minority interest impact on earnings would then be disclosed in the summary of other comprehensive income. The statement is applicable for all fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard will require prospective treatment. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial position. However, the adoption of SFAS 160 is not expected to have a material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see above). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its results of operations and financial position. However, the adoption of SFAS 141R is not expected to have a material impact on the Company’s financial statements.

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The Company does not believe that the partial adoption of SFAS 157 has had or will have a material impact on the Company’s financial statements. In February 2008, the FASB issued a FASB Staff Position (“FSP”), FSP SFAS 157-2, “Effective Date of FASB Statement No. 157”, to defer the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP SFAS 157-2 to have a significant impact on the financial statements

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS 159 has not had a material impact on the Company’s financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment to FASB Statement No. 133” (“SFAS 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

In April 2008, FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other accounting principles generally accepted in the United States. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. Earlier application is not permitted.  The Company does not expect the adoption of this statement to have a material effect on its financial statements.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial statements.

In June 2008, FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 138, “Earnings per Share”.  FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. Earlier application is not permitted. The Company does not expect adoption of FSP EITF 03-6-1 to have a material effect on its earnings per share.

In October 2008, as a result of the recent credit crisis, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS 157-3 addresses how management should consider measuring fair value when relevant observable data does not exist. FSP FAS 157-3 also provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-3 is effective upon issuance, for companies that have adopted SFAS No. 157. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate in accordance with SFAS No. 154, “Accounting Changes and Error Correction”.  As SFAS No. 157 is not effective for the Company until fiscal year 2009, this standard currently has no effect on our results of operations, cash flows or financial position.

NOTE 3 - GOING CONCERN

The Company is in the development stage and has incurred losses since its inception. As of September 30, 2008, the Company had limited amount of cash and a deficit accumulated in the development stage of $900,371. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

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
Notes to Financial Statements

NOTE 4 - NOTES RECEIVABLE

In December 2007, the Company loaned $15,000 to FEQ Gas, LLC (“FEQ”) and received an 8.25% promissory note payable upon demand.  On January 4, 2008, the note was paid in-full.  Accrued interest due of $47 was paid on April 30, 2008.

In March 2008, the Company loaned $65,000 to Capital Growth Investment Trust and received an 8.25% promissory note payable upon demand.  On April 2, 2008, the note was paid in-full.  Accrued interest due of $382 was paid on April 30, 2008.

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

Share Cancellations

In November 2006 and January 2007, three of the participants in the Company’s June and July 2006 private placement offering surrendered a total of 267,891 shares of common stock to the Company for cancellation, which the Company repurchased for $241,300, the approximate amount originally paid for the stock. As a result of the foregoing, $8,160 of broker fees were refunded to the Company.

Stock Issuance

On August 25, 2008, the Company issued an aggregate of 50,000 shares of its common stock to Darren Breitkreuz and Alan Stier in connection with their resignation as the Company’s board members. The Company valued the common stock based on its stock trading price on the stock issuance date at $0.65 per share for $32,500, which was expensed as share-based compensation.

Stock Options

On August 1, 2007, the Company issued a stock option to one of its directors to purchase 250,000 shares of the Company’s common stock at $1.00 per share.  The option vested immediately and expired in three years or three months after the individual terminates his affiliation with the Company’s Board of Directors, whichever came first.

The estimated fair value of the aforementioned option was calculated using the Black-Scholes model.  Consequently, the Company recorded a share-based compensation expense of $194,400 for the year ended September 30, 2007.  The following table summarizes the weighted average of the assumptions used in the method.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

Year Ending September 30, 2007
Expected volatility	85.71%
Expected dividends	0%
Expected terms (in years)	3
Risk-free rate	4.53%

The following table summarizes the Company’s stock options activity and related information:

Number of Shares
Balance as of September 30, 2006	-
Granted	250,000
Exercised	-
Expired/forfeit	-
Balance as of September 30, 2007	250,000
Granted	-
Exercised	-
Expired/forfeit	-
Balance as of September 30, 2008	250,000

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Number of Outstanding Shares at September 30, 2008	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at September 30, 2008	Weighted Average Exercise Price	Aggregate Intrinsic Value

$1.00	250,000	1.8 years	$1.00	$-	250,000	$1.00	$-

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Number of Outstanding Shares at September 30, 2007	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at September 30, 2007	Weighted Average Exercise Price	Aggregate Intrinsic Value

$1.00	250,000	2.8 years	$1.00	$-	250,000	$1.00	$-

The weighted-average grant-date fair value of the option granted during the year ending September 30, 2007 was $0.78 per option.

In connection with the resignation of the board member on August 25, 2008 (see Stock Options section above), this option expired on November 25, 2008.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

NOTE 6 - INCOME TAXES

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

	2008	2007
Deferred tax asset
Tax benefit arising from net operating loss carryforward	$270,400	$231,900
Deferred compensation	-	78,000
	270,400	309,900

Less valuation allowance	(270,400)	(309,900)

Net deferred tax asset	$-	$-

Income tax benefit (expense) consists of the following at September 30:

	2008	2007
Deferred
Federal	$(66,000)	$66,000
State	(12,000)	12,000
Federal and state benefit of net operating loss carryforward	38,500	138,500
	(39,500)	216,500

Less (increase) decrease in valuation allowance	39,500	(216,500)

Income tax benefit	$-	$-

As of September 30, 2008, the Company had reported net operating loss (“NOL”) carryforwards for tax purposes amounting to approximately $673,000 that may be offset against future taxable income. These NOL carryforwards expire beginning in fiscal 2025 through 2029. However, these carryforwards may be significantly limited due to changes in the ownership of the Company.

Recognition of the benefits of the deferred tax assets will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earning in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $270,400 and $309,900 as of September 30, 2008 and 2007, respectively.  A September 30, 2007 deferred tax asset related to deferred compensation was no longer applicable as of September 30, 2008.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

The following table presents the principal reasons for the difference between the Company’s effective tax rates and of United States federal statutory income tax rate of 34% at September 30:

	2008	2007
Federal income tax benefit at statutory rate	$43,600	$183,200
State income tax benefit (net of effect of federal benefit)	7,900	33,300
Less permanent difference	(13,000)	-
Valuation allowance	(38,500)	(216,500)

Income tax benefit	$-	$-

Effective Income Tax Rate	0%	0%

NOTE 7 – RELATED PARTY TRANSACTION

For the years ended September 30, 2008 and 2007, the Company incurred rent expense of $6,900 and $4,900, respectively, for office space provided by its sole officer.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for taxes or interest during the year ended September 30, 2008 and 2007.

EXHIBIT INDEX

Exhibit No.	Exhibit

10.6	Unsecured Promissory Note, dated December 21, 2007, issued by FEQ Gas, LLC payable to the Company

10.7	Unsecured Promissory Note, dated March 15, 2008, issued by Capital Growth Investment Trust payable to the Company

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.