Form 10-Q
period 2008-12-31
SYDYS CORP
filed 2009-02-13
CIK 1309141

 United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended:   December 31, 2008

[  ]     Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 000-51727

SYDYS CORPORATION
(Exact name of registrant  as specified in its charter)

Nevada	98-0418961
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7 Orchard Lane
Lebanon, NJ 08833
 (Address of Principal Executive Offices)

(908) 236-9885
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ]    Yes    [   ]    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ]                                                                                                  Accelerated Filer [   ]
Non-Accelerated Filer  [   ]                                                                                                   Smaller Reporting Company  [ X ]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes  [ X ]   No  [  ]

As of February 9, 2009, there were 21,777,665 shares issued and outstanding of the issuer's common stock, $.001 par value per share.

SYDYS CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)	1

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	6

Item 4T: Controls and Procedures	9

PART II - OTHER INFORMATION

Item 1A: Risk Factors	10

Item 6: Exhibits	14

Signatures	15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SYDYS CORPORATION
(A Development Stage Company)
 Condensed Balance Sheets

	December 31,	September 30,
	2008	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$14,779	$33,068

Total Current Assets	$14,779	$33,068

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$43,599	$39,159

Total Current Liabilities	43,599	39,159

Commitments and Contingencies

Stockholders’ Deficit
Common stock; $.001 par value; 33,333,333 shares authorized; and
21,777,665 issued and outstanding at December 31, 2008 and
September 30, 2008, respectively	21,778	21,778
Additional paid-in capital	872,502	872,502
Deficit accumulated in the development stage	(923,100)	(900,371)

Total Stockholders’ Deficit	(28,820)	(6,091)

	$14,779	$33,068

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
 Condensed Statements of Operations
(Unaudited)

			February 9, 2004
			(Inception) to
	Three Months Ended December 31,		December 31,
	2008	2007	2008

Revenues	$-	$-	$210

Costs of Goods Sold	-	-	150

Gross Profit	-	-	60

Operating Expenses
Accounting and legal fees	10,111	17,799	438,684
Consulting fees – related party	-	-	8,349
Consulting fees	9,000	9,000	89,500
Share based compensation	-	-	226,900
Bad debt expense	-	-	125,000
General and administrative	3,618	2,617	45,403

Total Operating Expenses	22,729	29,416	933,836

Loss From Operations	(22,729)	(29,416)	(933,776)

Interest income	-	(34)	(10,676)

Net Loss to Common Stockholders	$(22,729)	$(29,382)	$(923,100)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.05)

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	21,777,665	21,727,665	17,730,066

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			February 9, 2004
			(Inception) to
	Three Months Ended December 31,		December 31,
	2008	2007	2008

Net Cash Used in Operating Activities	$(18,289)	$(42,483)	$(535,521)

Cash Flows from Investing Activities
Collection on note receivable	-	-	1,010,000
Loan made under notes receivable	-	(15,000)	(1,135,000)

Net Cash Used in Investing Activities	-	(15,000)	(125,000)

Cash Flows from Financing Activities
Proceeds from note payable	-	-	1,000
Proceeds from note payable - related party	-	-	1,547
Repayment of note payable	-	-	(1,000)
Repayment of note payable – related party	-	-	(1,547)
Issuance of common stock, net of offering costs	-	-	908,440
Cancellation of common stock, net of refunded offering costs	-	-	(233,140)

Net Cash Provided by Financing Activities	-	-	675,300

Net (Decrease) Increase in Cash and Cash Equivalents	(18,289)	(57,483)	14,779

Cash and Cash Equivalents, Beginning of Period	33,068	203,322	-

Cash and Cash Equivalents, End of Period	$14,779	$145,839	$14,779

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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2008 in Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending September 30, 2009.

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

On May 10, 2006, the Company's former management team and board of directors resigned and sold all of their shares of common stock to Kenneth Koock, the then sole executive officer and a director of the Company, which resulted in a change of control.

On August 25, 2008, the Company received the resignation of both Darren Breitkreuz and Alan Stier.  In recognition of their services, the Company issued them each 25,000 shares of the Company's common stock.  The board now consists of Kenneth J. Koock and Scotty D. Cook.

NOTE 3 - GOING CONCERN

The Company is in the development stage and has incurred losses since its inception. As of December 31, 2008, the Company had limited amount of cash and a deficit accumulated in the development stage of $923,100. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4 - CAPITAL STOCK

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

NOTE 5 – RELATED PARTY TRANSACTION

For the three months ended December 31, 2008, the Company incurred rent expense of $1,725 for office space provided by its sole officer.

FORWARD-LOOKING STATEMENTS

The information contained in this report on Form 10-Q and in other public statements by the Company and Company officers or directors includes or may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology.

Such forward-looking statements are made based on management's beliefs, as well as assumptions made by, and information currently available to, management pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company's actual results, events or financial positions to differ materially from those included within the forward-looking statements.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the availability of capital resources, our ability to identify a suitable operating company to acquire and complete an acquisition of such a company, changes in the securities or capital markets, and other factors disclosed under the caption “Risk Factors” in Part II Item 1A of this report and our other filings with the United States Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.  Except as required by law, we undertake no obligation to disclose any revision to these forward-looking statements to reflect events or circumstances after the date made, changes in internal estimates or expectations, or the occurrence of unanticipated events.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation.

Unless otherwise indicated or the context otherwise requires, all references to “Sydys Corporation,” the “Company,” “we,” “us” or “our” and similar terms refer to Sydys Corporation and its subsidiaries.

The following Management’s Discussion and Analysis is intended to assist the reader in understanding our results of operations and financial condition.  Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto included above in Item 1 of Part I of this report.

Overview

We were formed in February, 2004 for the purpose of engaging in on-line advertising business.  Having been unable to execute our business plan, we have exited this business and are, therefore, considered a shell company under applicable rules of the Securities and Exchange Commission (the “SEC”) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In that regard, we are actively seeking to complete a business combination with an operating company.

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

Plan to Acquire an Operating Company

Our current business plan consists solely of identifying and acquiring a suitable operating company and compliance with our reporting obligations under federal securities laws.

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

Results of Operations

We currently have no operations.  Our results of operations consists solely of operating expenses.  We incurred a net loss of $22,729 for the three months ended December 31, 2008 as compared to a net loss of $29,416 for the three months ended December 31, 2007.   The decrease was due to a decrease in accounting and legal fees of $7,688, offset by an additional $1,001 in general and administrative expenses.

We do not generate any revenue and do not expect to generate any future revenue unless we acquire an operating company.

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

As of December 31, 2008, we had cash resources of approximately $14,800.  Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources will not be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our stockholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, may be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk.  You should carefully consider the following risk factors in addition to other information in this report on Form 10-Q and our other filings with the Securities and Exchange Commission before purchasing our common stock.  The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to the Company.  In addition to these risks, our business may be subject to risks currently unknown to us.  If any of these or other risks actually occur, our business may be adversely affected, the trading price of our common stock may decline and you may lose all or part of your investment.

Risks Associated With Our Business

Based on our recurring losses during our development stage and inability to implement our business plan, our auditors have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

We are a development stage company and since inception, have suffered losses from development stage activities to date, and are in need of additional capital.  As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion on the annual financial statements for the fiscal year ended September 30, 2008 as to the substantial doubt about our ability to continue as a going concern.  As such, we may be required to cease operations and you could lose your entire investment.  Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern.  Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sydys Corporation

Date: February 13, 2009	By:	/s/ Kenneth J. Koock
Kenneth J. Koock Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended