Form 10-K
period 2009-09-30
SYDYS CORP
filed 2010-10-13
CIK 1309141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:   September 30, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
   Yes  [  ]   No  [ X  ]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [  ]   No  [ X  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).Yes  [X]   No  [   ]

The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the price at which the common equity was last sold, or the average bid and asked price of the registrant's common stock as reported on Pinksheets on March 31, 2010, was $1,397,766.   The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed.

As of October 11, 2010, 21,777,665 shares of the registrant's common stock were outstanding.

SYDYS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED SEPTEMBER 30, 2009

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this report on Form 10-K and in other public statements by the Company and Company officers or directors includes or may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology.

Such forward-looking statements are made based on management's beliefs, as well as assumptions made by, and information currently available to, management pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company's actual results, events or financial positions to differ materially from those included within the forward-looking statements.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the availability of capital resources, our ability to identify a suitable operating company to acquire and complete an acquisition of such a company, changes in the securities or capital markets, and other factors disclosed under the caption “Risk Factors” in Part I Item 1A of this report and our other filings with the United States Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.  Except as required by law, we undertake no obligation to disclose any revision to these forward-looking statements to reflect events or circumstances after the date made, changes in internal estimates or expectations, or the occurrence of unanticipated events.

PART I

ITEM 1.  BUSINESS

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “we,” “us” or “our” and similar terms refer to Sydys Corporation.

Business Development

We were incorporated under the laws of the State of Nevada on February 9, 2004.  We were formed for the purpose of engaging in the on-line advertising business.  We completed a public offering of shares of our common stock in 2005, but did not raise sufficient funds to successfully execute our business plan. Having been unable to execute our business plan, we have exited this business and are, therefore, considered a shell corporation under applicable rules of the Securities and Exchange Commission (the “SEC”) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In that regard, we are actively seeking to complete a business combination with an operating company.

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

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the following risk factors in addition to other information in this report on Form 10-K and our other filings with the Securities and Exchange Commission before purchasing our common stock.  The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to the Company.  In addition to these risks, our business may be subject to risks currently unknown to us.  If any of these or other risks actually occur, our business may be adversely affected, the trading price of our common stock may decline and you may lose all or part of your investment.

Based on our recurring losses during our development stage and inability to implement our business plan, our auditors have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

We are a development stage company and since inception, have suffered losses from development stage activities to date, and are in need of additional capital.  We have experienced net losses in each fiscal quarter since our inception and as of September 30, 2009, have an accumulated deficit of $978,055. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended September 30, 2009 as to the substantial doubt about our ability to continue as a going concern.  As such, we may be required to cease operations in which case you could lose your entire investment.  Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern.  Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

There is no active trading market for our common stock.  Our common stock is not eligible for trading on any national or regional securities exchange or the Nasdaq Stock Market.  Our common stock is eligible for trading on the Pinksheets.  This market tends to be substantially less liquid than national and regional securities exchanges or the Nasdaq Stock Market.  To date, there has been very limited trading of our common stock.  We cannot provide you with any assurance that an active trading market for our common stock will develop, or if such a market develops, that it will be sustained.

Applicable SEC Rules governing the trading of “penny stocks” limits the trading and liquidity of our common stock which may affect the trading price of our common stock.

Our common stock currently trades on the Pinksheets.  Since our common stock continues to trade below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure document explaining the penny stock market and the associated risks.  Under these regulations, brokers who recommend penny stocks to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.  These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

We are required to comply with Section 404a of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404a of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, Starting with our fiscal year ended September 30, 2008, we became subject to the requirements of Section 404a.  Any failure to maintain adequate controls could result in delays or inaccuracies in reporting financial information or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and stock price.

ITEM 2.  PROPERTIES

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

Our common stock is currently traded on the Pinksheets under the symbol “SYYC.”  The following table sets forth the range of high and low bid prices per share of our common stock for each of the calendar quarters identified below as reported by Nasdaq.  These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Year Ended September 30, 2009	High	Low
Quarter ended September 30	$0.20	$0.10
Quarter ended June 30	0.45	0.20
Quarter ended March 31	0.61	0.45
Quarter ended December 31	0.65	0.61

Fiscal Year Ended September 30, 2008	High	Low
Quarter ended September 30	$0.65	$0.65
Quarter ended June 30	0.65	0.65
Quarter ended March 31	1.10	0.65
Quarter ended December 31	1.25	1.10

The last price of our common stock as reported by Nasdaq on October 13, 2010 was $0.03 per share.

Holders

As of October 13, 2010, the number of stockholders of record of our common stock was 38.

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

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding options that we have issued under equity compensation plans, see “Equity Compensation Plan Information ” in Item 12 below.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the section captioned “Risk Factors” in Item 1A and elsewhere in this report.  The following should be read in conjunction with our audited financial statements and the related notes included elsewhere herein.

Overview

We were formed in February 2004 for the purpose of engaging in on-line advertising business.  Having been unable to execute our business plan, we have exited this business and are, therefore, considered a shell company under applicable rules of the SEC, promulgated under the Exchange Act.  In that regard, we are actively seeking to complete a business combination with an operating company.

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

Results of Operations

We currently have no operations.  Our results of operations consists solely of operating expenses.  We incurred a net loss of $77,684 for the year ended September 30, 2009 as compared to a net loss of 128,277 for the year ended September 30, 2008.  The decrease in net loss was due primarily to a decrease in accounting and legal fees along with lower share compensation costs.

We do not generate any revenue and do not expect to generate any future revenue unless we acquire an operating company.

Liquidity and Capital Resources

At September 30, 2009, we had a working capital deficit of $83,775.  Since inception, we have funded our operations through public and private offerings of our common stock.  Between June 13, 2006 and July 28, 2006, we generated gross proceeds of $896,000 through the issuance of 995,556 shares of our common stock at a purchase price of $0.90 per share.  In December 2006, we repurchased 113,333 of these shares for $102,000, or $0.90 per share.  In January 2007, we repurchased 154,777 of these shares for $139,300, or $0.90 per share. The foregoing issuances have been adjusted for the 1-for-3 reverse stock split that occurred on April 16, 2007.

In December 2007, we loaned $15,000 to FEQ Gas, LLC (“FEQ”) and received an 8.25% promissory note payable upon demand.  FEQ repaid the principal balance of the loan on January 4, 2008 and accrued interest in the amount of $47 on April 30, 2008.

In March 2008, we loaned $65,000 to Capital Growth Investment Trust (“CGIT”) and received an 8.25% promissory note payable upon demand.  CGIT repaid the principal balance of the loan on April 2, 2008 and accrued interest in the amount of $382 on April 30, 2008.

On September 9, 2009, Alan Stier, a shareholder of the Company, loaned to us an amount of $3,300 pursuant to a convertible promissory note (the “Note”).  The Note accrues interest at an annual rate of 6%.  The note is payable in full on the earlier of (1) the completion of a 1:15 reverse split of the Company’s common stock and the completion of an equity financing of the Company’s securities of a minimum amount of $100,000, or (2) one year from the date of the Note.  The Note may be converted, at the Lender’s request, at the per share purchase price (subject to adjustments) upon the completion of an equity financing described above.

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

We have limited cash resources, have incurred losses since inception, and have been unable to execute our business plan.  We will need to raise funds during the next twelve months to execute our business plan.  Due to these and other factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended September 30, 2009 as to the substantial doubt about our ability to continue as a going concern.  In order to continue operations, we must continue to raise the capital necessary to fund our activities and our long-term viability and growth will ultimately depend upon acquiring a successful operating company, as to which there can be no assurance.

As of September 30, 2009, we had cash resources of approximately $186.  Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources will not be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our shareholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Recent Accounting Pronouncements

For a discussion of our accounting policies and procedures and recent accounting pronouncements, see the footnotes to our financial statements beginning on page F-7.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements at September 30, 2009 and for each of the two years then ended, and the footnotes related thereto, begin on page F-1 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL AND ACCOUNTING MATERS

Not applicable.

ITEM 9A (T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our chief executive officer concluded that as of September 30, 2009, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our chief executive officer, in order to allow timely decisions regarding required disclosure.

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

Our management, including our chief executive officer, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2009.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act ) that occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth certain information about each of our directors and executive officers.

Kenneth J. Koock, 66, has served as our Chief Executive Officer, President, Secretary, Chief Financial Officer and as a Director of the Company since May 10, 2006. Since March 2003, Mr. Koock has served as President of Kenneth J. Koock & Assoc., a financial consulting firm which assists public and private companies on business and financial matters.  From 1977 until his retirement in March 2003, Mr. Koock held trading and investment positions with M. H. Meyerson, an investment banking firm, most recently serving as Vice Chairman and Director.  During his nearly 30 year investment banking and corporate finance career, he has developed broad range of experience in capitalizing public and private companies through various stages of fund raising.  Mr. Koock currently serves as the Chairman of the Board of Directors of Angstrom Technologies, Inc, a technology company specializing in security and detection systems whose shares are publicly traded on the pink sheets.  Mr. Koock is also the lead director for Latitude Solutions Group, Inc., a public company involved in water solutions technologies and security solutions involving wireless video streaming software technology, whose shares are traded on the pink sheets. Mr. Koock has been a member of the New York Bar Association since 1966, was a member of the Security Traders Association of New York from 1977 to 2003, and holds Series 7, 63 and 55 NASD licenses.  Mr. Koock earned a Bachelor of Arts degree from Duke University in 1963 and a Juris Doctor degree from St. Johns Law in 1966.

Scott D. Cook, 47, has served as a Director of the Company since May 10, 2006.   Since 2005, Mr. Cook has served as the Chief Executive Officer and Chairman of the Board of Directors of Cottonwood Advisors, Inc., a Dallas, Texas based investment banking firm.  From 1996 to 2005, Mr. Cook served as the Chief Executive Officer and Chairman of the Board of Directors of Founders Equity Group, Inc., a Dallas, Texas based investment banking firm.  Prior to Founders Equity, Mr. Cook served as Director of First Southwest Corporation, a Dallas based investment banking firm, where he established the private banking group which provided financial services and advice to high net worth individuals, entrepreneurs and their companies.  Mr. Cook has been in the investment banking business for 16 years working in various capacities including, originating, negotiating and managing transactions totaling in excess of $3 billion, fund management, and negotiating private and public equity placements for public and private issuers.  Mr. Cook has also managed numerous investment funds including Founders Special Opportunities I, Founders Environmental Fund II, Founders Mezzanine III, Founders Partners IV, Founders Cash Management V, and Founders Partners VI.  In July 2010, Trident Growth Fund, L.P. was placed in receivership by the U.S. Small Business Administration.  Mr. Cook is the managing member of Trident Group, LLC, which served as the general partner of Trident Growth Fund, L.P.  Mr. Cook earned a BBA in Finance and Economics in 1984 from Texas Tech University.

Audit Committee and Audit Committee Financial Expert

Our board of directors has not created a standing audit committee of the board.  Instead, our full board of directors acts as our audit committee.

No member of our board of directors is an “audit committee financial expert.”  We currently have no employees.  Kenneth J. Koock, our sole executive officer and a member of our board of directors, is actively involved in our business.  We conduct minimal operations, have limited financial resources and expect that we would have to expend significant financial resources, including obtaining and maintaining directors and officers liability insurance, to attract and retain an individual who qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act.  In light of the foregoing, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert” would be outweighed by the costs of retaining such a person.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and 10% stockholders are also required by applicable SEC rules to furnish us copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act.  Based solely on our review of the copies of such forms received by us or written representations from such persons that no other reports were required for such persons, we believe that during the fiscal year ended September 30, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were satisfied in a timely fashion.

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

ITEM 11.   EXECUTIVE COMPENSATION

We did not pay any compensation to our executive officers during the fiscal years ended September 30, 2009 or 2008, except that our executive officers were entitled to reimbursement for reasonable business costs and expenses.  We have not issued any options or other equity compensation to any of our executive officers, nor do we currently have any contracts or agreements with any of our executive officers.

Director Compensation

The members of our Board of Directors received no compensation for serving on our Board, except that each director was entitled to reimbursement for the reasonable costs and expenses incurred in attending Board meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 13, 2010, information with respect to the securities holdings of all persons that the Company, pursuant to filings with the SEC and the Company’s stock transfer records, has reason to believe may be deemed the beneficial owner of more than five percent (5%) of the common stock.  The following table also sets forth, as of such date, the beneficial ownership of the common stock by all current officers and directors of the Company, both individually and as a group.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person, subject to the matters set forth in the footnotes to the table below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Kenneth J. Koock 7 Orchard Lane Lebanon, NJ 08833	7,800,001	35.8%
Scott D. Cook 270 N. Denton Tap Road Coppell, TX 75019	0	-
All directors and executive officers as a group (2 persons)	7,800,001	35.8%

(1)	These percentages have been calculated based on 21,777,665 shares of common stock outstanding as of October 13, 2010.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	0	Not Applicable	0
Equity compensation plans not approved by security holders	0	Not Applicable	0
Total	0	Not Applicable	0

We do not have any equity compensation plans nor have we ever issued any equity securities to any of our employees or consultants.  We did, however, issue securities to Darren Breitkreuz and Alan Stier, former directors of the Company, which is described in more detail in Item 13 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In August 2007, we issued to Darren Breitkreuz, a director of the Company, an option to purchase 250,000 shares of our common stock.  This option expired ninety days after Mr. Breitkreuz’s resignation from our Board of Directors on August 28, 2008.  In September 2008, we issued 25,000 shares of our common stock to each of Darren Breitkreuz and Alan Stier.  Messrs. Breitkruz and Stier resigned from the Board of Directors in September 2008.

On September 9, 2009, Alan Stier, a shareholder of the Company, loaned to us an amount of $3,300 pursuant to a convertible promissory note (the “Note”).  The Note accrues interest at an annual rate of 6%.  The note is payable in full on the earlier of (1) the completion of a 1:15 reverse split of the Company’s common stock and the completion of an equity financing of the Company’s securities of a minimum amount of $100,000, or (2) one year from the date of the Note.  The Note may be converted, at the Lender’s request, at the per share purchase price (subject to adjustments) upon the completion of an equity financing described above.

Director Independence

Mr. Cook satisfies the definition of “independent” established by the NYSE Amex as set forth in Section 803 of the NYSE Amex Company Guide.  Mr. Koock does not satisfy the definition of “independent” established by NYSE Amex as set forth in Section 803 of the NYSE Amex Company Guide.  As of the date of the report, we do not maintain a separately designated audit, compensation or nominating committee.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services performed by L J Soldinger Associates, LLC for the fiscal years ended September 30, 2009 and September 30, 2008.

	2009	2008
Audit Fees:	$15,000	$25,000

Audit-Related Fees:	0	0

Tax Fees:	0	0

All Other Fees:	0	0

Total:	$15,000	$25,000

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

Audit Committee Pre-Approval Procedures

Our Board of Directors serves as our audit committee.  Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit to review the results of their work.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During 2009, all audit and non-audit services performed by our independent accountants were pre-approved by the board of directors in accordance with the foregoing procedures.

ITEM 15. EXHIBITS

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
10.1
Form of Securities Purchase Agreement by and between the Company and Purchasers of Shares in a Non US Offering (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the Commission on December 21, 2006)

10.2
Form of Securities Purchase Agreement by and between the Company and Purchasers of Shares in a US Offering (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the Commission on December 21, 2006)

10.3	Unsecured Promissory Note, dated December 21, 2007, issued by FEQ Gas, LLC payable to the Company
10.4	Unsecured Promissory Note, dated March 15, 2008, issued by Capital Growth Investment Trust payable to the Company
10.5**	Unsecured Promissory Note, dated September 9, 2009, issued by the Company to Alan Stier
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005)
21.1**	Subsidiaries of the Company
31.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
** Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYDYS CORPORATION

Date: October 13, 2010	By:	/s/ Kenneth J. Koock
Kenneth J. Koock Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth J. Koock
Kenneth J. Koock	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	October 13, 2010

/s/ Scott D. Cook
Scott D. Cook	Director	October 13, 2010

SYDYS CORPORATION
(A Development Stage Entity)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sydys Corporation

We have audited the accompanying balance sheets of Sydys Corporation as of September 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended and the period February 9, 2004 (date of inception) through September 30, 2009. Sydys Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sydys Corporation as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended and the period February 9, 2004 (date of inception) through September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

L J Soldinger Associates, LLC Deer Park, Illinois October 12, 2010

SYDYS CORPORATION
(A Development Stage Company)
 Balance Sheets

	September 30,
	2009	2008
ASSETS

Current Assets
Cash and cash equivalents	$186	$33,068
Notes and interest receivable	-	-
Prepaid expenses	-	-

Total Current Assets	$186	$33,068

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$80,661	$39,159
Note payable	$3,300	$0

Total Current Liabilities	83,961	39,159

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Common stock; $.001 par value; 33,333,333 shares authorized;
and 21,777,665 and 21,727,665 issued and outstanding at
September 30, 2009 and 2008, respectively	21,778	21,778
Additional paid-in capital	872,502	872,502
Deficit accumulated in the development stage	(978,055)	(900,371)

Total Stockholders’ Equity (Deficit)	(83,775)	(6,091)

	$186	$33,068

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION
(A Development Stage Company)
 Statements of Operations

			February 9, 2004
			(Inception) to
	Year Ended September 30,		September 30,
	2009	2008	2009

Revenues	$-	$-	$210

Costs of Goods Sold	-	-	150

Gross Profit	-	-	60

Operating Expenses
Accounting and legal fees	26,606	43,744	455,179
Consulting fees – related party		-	8,349
Consulting fees	36,000	36,000	116,500
Share based compensation		32,500	226,900
Bad debt expense		-	125,000
General and administrative	15,078	16,462	56,863

Total Operating Expenses	77,684	128,706	988,791

Loss From Operations	(77,684)	(128,706)	(988,731)

Interest income		(429)	10,676

Net Loss	$(77,684)	$(128,277)	$(978,055)

Basic and Diluted Loss per Common Share	$0.00	$(0.01)	$(0.05)

Basic and Diluted Weighted Average Number
of Common Shares Outstanding	21,777,665	21,732,734	21,777,665

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance at February 9, 2004	1,800,000	$1,800	$1,200	$-	$3,000

Issuance of common stock for cash	7,020,000	7,020	4,680	-	11,700

Net Loss	-	-	-	(5,149)	(5,149)
Balance at September 30, 2004	8,820,000	8,820	5,880	(5,149)	9,551

Issuance of common stock for cash	12,180,000	12,180	49,320	-	61,500

Net Loss	-	-	-	(42,886)	(42,886)
Balance at September 30, 2005	21,000,000	21,000	55,200	(48,035)	28,165

Issuance of common stock for cash
at $0.90 per share in private offering
during June and July 2006	995,556	996	895,004	-	896,000
Offering costs on private offering for
issuance of common stock	-	-	(71,680)	-	(71,680)

Net Loss	-	-	-	(185,356)	(185,356)
Balance at September 30, 2006	21,995,556	21,996	878,524	(233,391)	667,129

Cancellation of common stock issued
in 2006 private offering at $0.90
per share	(267,891)	(268)	(241,032)	-	(241,300)
Refund of offering costs as a result of
cancellation of common stock
issued in 2006 private offering	-	-	8,160	-	8,160
Issuance of stock option to a board
director during August 2007	-	-	194,400	-	194,400

Net Loss	-	-	-	(538,703)	(538,703)
Balance at September 30, 2007	21,727,665	21,728	840,052	(772,094)	89,686

Issuance of common stock in August 2008
in connection with resignation of board
members valued at $0.65 per share	50,000	50	32,450	-	32,500

Net Loss	-	-	-	(128,277)	(128,277)
Balance at September 30, 2008	21,777,665	21,778	872,502	(900,371)	(6,091)

Net Loss				(77,684)	(77,684)
Balance at September 30, 2009	21,777,665	$21,778	$872,502	$(978,055)	$(83,775)

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			February 9, 2004
			(Inception) to
	Year Ended September 30,		September 30,
	2009	2008	2009

Cash Flows from Operating Activities
Net loss	$(77,684)	$(128,277)	$(978,054)
Adjustments to reconcile net loss to net cash used in
operating activities:
Share-based compensation	-	32,500	226,900
Bad debt expense	-	-	125,000
Changes in assets and liabilities:
Interest receivable	-	554
Prepaid expenses	-	899
Accounts payable and accrued expenses	41,502	(75,930)	72,740

Net Cash Used in Operating Activities	$(36,182)	$(170,254)	$(553,414)

Cash Flows from Investing Activities
Collection on note receivable	-	80,000	1,010,000
Loan made under notes receivable	-	(80,000)	(1,135,000)

Net Cash Provided by (Used in) Investing Activities	-	-	(125,000)

Cash Flows from Financing Activities
Proceeds from note payable	3300	-	4,300
Proceeds from note payable - related party	-	-	1,547
Repayment of note payable	-	-	(1,000)
Repayment of note payable – related party	-	-	(1,547)
Issuance of common stock, net of offering costs	-	-	908,440
Cancellation of common stock, net of refunded offering costs	-	-	(233,140)

Net Cash (Used in) Provided by Financing Activities	-	-	678,600

Net (Decrease) Increase in Cash and Cash Equivalents	(32,882)	(170,254)	186

Cash and Cash Equivalents, Beginning of Year	33,068	203,322	-

Cash and Cash Equivalents, End of Year	$186	$33,068	$186

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

Development Stage Enterprise

The Company has been devoting most of its efforts to raising capital and developing a business plan and, consequently, meets the definition of a Development Stage Enterprise, under the  Accounting Standards Codification  “Accounting and Reporting for Development Stage Enterprises.” Certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.

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

Segment Information

The Company has determined it has one reportable operating segment as defined by the Accounting Standards Codification , “Disclosures about Segments of an Enterprise and Related Information”.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with the Accounting Standards Codification, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Loss per Share

Loss per common share is calculated in accordance with the Accounting Standards Codification, “Earnings per Share.”  Basic loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding.  Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive.  Shares associated with stock options are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share).

At September 30, 2008, the Company had potentially dilutive shares of 250,000 related to options issued to a Director.  These options expired in November, 2008.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions.  Management believes the risk of loss is immaterial.  At September 30, 2009 and 2008, the Company had an uninsured cash balance of $186 and $33,068, respectively.

Share-Based Compensation

The Company follows the provisions of the Accounting Standards Codification, “Share-Based Payment” (SFAS No. 123R) which requires that compensation cost relating to share-based payment transactions be recognized under fair value accounting and recorded in the financial statements.  The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting of the equity award).

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

For the year ended September 30, 2009 and 2008, the Company recorded share-based compensation of $0 and $32,500, respectively (see Stock Options section in Note 5 for more details).

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

Recent Accounting Pronouncements

In December 2007, the FASB issued new accounting guidance related to the accounting for non-controlling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that non-controlling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. This accounting guidance did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance related to business combinations. The guidance establishes principles and requirements for how an acquirer entity recognized and measures in its financial statements the identifiable asset acquired, the liabilities assumed and any controlling interests in the acquired entity; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Costs of the acquisition will be recognized separately from the business combination. This accounting guidance did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued new accounting guidance clarifying that non-forfeitable instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method. The two-class method is an earnings allocation formula that treats participating securities as having the same rights to earnings as available to common shareholders. This accounting guidance did not have a material impact on our consolidated financial statements.

In November 2008, the FASB issued new accounting guidance on equity method investment accounting considerations. The new guidance generally continues existing practices under the equity method of accounting for investments in common stock including the use of a cost-accumulation approach to initial measurement of the investment. The new guidance does not require the investor to perform a separate impairment test on the underlying assets of an equity method investment. However, an equity-method investor is required to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying amount for the impaired assets and the cost allocated to such assets by the investor. This accounting guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued new accounting guidance on fair value measurements. The new guidance impacts certain aspects of fair value measurement and related disclosures. This accounting guidance did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. We adopted this guidance upon its issuance.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance entitled, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“ASC”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and was adopted by the Company during the third quarter of 2009. The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on the Company’s financial statements.

In January 2010, the FASB issued new guidance regarding improving disclosures about fair value measurements. The guidance requires new disclosures related to transfers in and out of Level 1 and Level 2 as well as activity in Level 3 fair value measurements. The guidance also provides clarification to existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Our effective date for the new disclosures and clarifications is the quarter ending December 31, 2011.  When effective, we will comply with the disclosure provisions of this new guidance.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

NOTE 3 - GOING CONCERN

The Company is in the development stage and has incurred losses since its inception. As of September 30, 2009, the Company had limited amount of cash and a deficit accumulated in the development stage of $978,055. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 5 – NOTES PAYABLE

In September, 2009, the Company issued a convertible note in the amount of $3,300, with a six percent interest rate.  The principle is due on the earlier of (1) the completion of of 15:1 reverse split of the Company’s common stock and the completion of an equity financing by the Company of a minimum of $100,000 or (2) one year from the date of the note.  The note may be converted at the request of the Lender at the per share purchase price, subject to adjustment, upon the completion of an equity financing as described above.

NOTE 6 - CAPITAL STOCK

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

Stock Options

On August 1, 2007, the Company issued a stock option to one of its directors to purchase 250,000 shares of the Company’s common stock at $1.00 per share.  The option vested immediately and expired in three years or three months after the individual terminated his affiliation with the Company’s Board of Directors.  The Director resigned from the Company in September, 2008 and the Options expired in November, 2008.

The estimated fair value of the aforementioned option was calculated using the Black-Scholes model.  Consequently, the Company recorded a share-based compensation expense of $194,400 for the year ended September 30, 2007.  The following table summarizes the weighted average of the assumptions used in the method.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

Year Ending September 30, 2007
Expected volatility	85.71%
Expected dividends	0%
Expected terms (in years)	3
Risk-free rate	4.53%

The following table summarizes the Company’s stock options activity and related information:

Number of Shares
Balance as of September 30, 2007	-
Granted	250,000
Exercised	-
Expired/forfeit	-
Balance as of September 30, 2008	250,000
Granted	-
Exercised	-
Expired/forfeit	(250,000)
Balance as of September 30, 2009	0

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Number of Outstanding Shares at September 30, 2008	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at September 30, 2008	Weighted Average Exercise Price	Aggregate Intrinsic Value

$1.00	250,000	1.8 years	$1.00	$-	250,000	$1.00	$-

The weighted-average grant-date fair value of the option granted during the year ending September 30, 2007 was $0.78 per option.

In connection with the resignation of the board member on August 25, 2008 (see Stock Options section above), this option expired on November 25, 2008.  As a result, the Company had no options outstanding at September 30, 2009.

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

	2009		2008
Deferred tax asset
Tax benefit arising from net operating loss carryforward		$301,700	$270,400
Deferred compensation			-
		301,700	270,400

Less valuation allowance		(301,700)	(270,400)

Net deferred tax asset	$		$-

Income tax benefit (expense) consists of the following at September 30:

	2009		2008
Deferred
Federal	$		$(66,000)
State			(12,000)
Federal and state benefit of net operating loss carryforward		31,300	38,500
		31,300	(39,500)

Less (increase) decrease in valuation allowance		(31,300)	39,500

Income tax benefit	$		$-

As of September 30, 2009, the Company had reported net operating loss (“NOL”) carryforwards for tax purposes amounting to approximately $751,200 that may be offset against future taxable income. These NOL carryforwards expire beginning in fiscal 2025 through 2030. However, these carryforwards may be significantly limited due to changes in the ownership of the Company.

Recognition of the benefits of the deferred tax assets will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earning in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $301,700 and $270,400 as of September 30, 2009 and 2008, respectively.  A September 30, 2007 deferred tax asset related to deferred compensation was no longer applicable as of September 30, 200.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

The following table presents the principal reasons for the difference between the Company’s effective tax rates and of United States federal statutory income tax rate of 34% at September 30:

	2009	2008
Federal income tax benefit at statutory rate	$(24,000)	$43,600
State income tax benefit (net of effect of federal benefit)	(7,300)	7,900
Less permanent difference		(13,000)
Valuation allowance	31,300	(38,500)

Income tax benefit	$-	$-

Effective Income Tax Rate	0%	0%

NOTE 8 – RELATED PARTY TRANSACTION

For the years ended September 30, 2009 and 2008, the Company incurred rent expense of $6,900 and $6,900, respectively, for office space provided by its sole officer.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for taxes or interest during the year ended September 30, 2009 and 2008.

EXHIBIT INDEX

Exhibit No.	Exhibit

10.5	Unsecured Promissory Note, dated September 9, 2009, issued by the Company to Alan Stier.

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.