Form 10-Q
period 2009-12-31
SYDYS CORP
filed 2010-10-25
CIK 1309141

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended :    December 31, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [  ]    Yes    [ x  ]    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]   No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ]                                                      Accelerated Filer [   ]
Non-Accelerated Filer  [    ]                                                      Smaller Reporting Company  [x]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes  [X] No  [  ]

As of October 25, 2010, there were 21,777,665 shares issued and outstanding of the issuer's common stock, $.001 par value per share.

SYDYS CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)	1

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	6

Item 4T:	Controls and Procedures	7

PART II - OTHER INFORMATION

Item 6:	Exhibits	8

Signatures		9

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SYDYS CORPORATION
(A Development Stage Company)
 Condensed Balance Sheets
(Unaudited)

	December 31,	September 30,
	2009	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$186	$186

Total Current Assets	$186	$186

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$103,919	$80,661
Note payable	3,300	3,300

Total Current Liabilities	107,219	83,961

Commitments and Contingencies

Stockholders’ Deficit
Common stock; $.001 par value; 33,333,333 shares authorized; and
21,777,665 issued and outstanding at December 31, 2009 and
September 30, 2009, respectively	21,778	21,778
Additional paid-in capital	872,502	872,502
Deficit accumulated in the development stage	(1,001,313)	(978,055)

Total Stockholders’ Deficit	(107,033)	(83,775)

	$186	$186

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
 Condensed Statements of Operations
(Unaudited)

			February 9, 2004
	Three Months Ended		(Inception) to
	December 31,		December 31,
	2009	2008	2009

Revenues	$-	$-	$210

Costs of Goods Sold	-	-	150

Gross Profit	-	-	60

Operating Expenses
Accounting and legal fees	11, 763	10,111	466,942
Consulting fees – related party	-	-	8,349
Consulting fees	9,000	9,000	125,500
Share based compensation	-	-	226,900
Bad debt expense	-	-	125,000
General and administrative	2,495	3,618	59,358

Total Operating Expenses	23,258	22,729	1,012,049

Loss From Operations	(23,258)	(22,729)	(1,011,989)

Interest income	-	-	10,676

Net Loss to Common Stockholders	$(23,258)	$(22,729)	$(1,001,313)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.05)

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	21,777,665	21,777,665	18,416,259

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			February 9, 2004
	Three Months Ended		(Inception) to
	December 31,		December 31,
	2009	2008	2009

Net Cash Used in Operating Activities	$-	$(18,289)	$(553,414)

Cash Flows from Investing Activities
Collection on note receivable	-	-	1,010,000
Loan made under notes receivable	-	-	(1,135,000)

Net Cash Used in Investing Activities	-	-	(125,000)

Cash Flows from Financing Activities
Proceeds from note payable	-	-	4,300
Proceeds from note payable - related party	-	-	1,547
Repayment of note payable	-	-	(1,000)
Repayment of note payable – related party	-	-	(1,547)
Issuance of common stock, net of offering costs	-	-	908,440
Cancellation of common stock, net of refunded offering costs	-	-	(233,140)

Net Cash Provided by Financing Activities	-	-	678,600

Net (Decrease) Increase in Cash and Cash Equivalents	-	(18,289)	186

Cash and Cash Equivalents, Beginning of Period	186	33,068

Cash and Cash Equivalents, End of Period	$186	$14,779	$186

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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2009 in Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending September 30, 2010.

For comparability purposes, certain figures for the prior periods have been reclassified where appropriate to conform to the financial statement presentation used in current reporting period. These reclassifications had no effect on reported net loss.

NOTE 2 - DESCRIPTION OF BUSINESS

Sydys is a Nevada corporation incorporated on February 9, 2004 and based in Lebanon, New Jersey. The Company's fiscal year end is September 30.

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

NOTE 3 - GOING CONCERN

The Company is in the development stage and has incurred losses since its inception. As of December 31, 2009, the Company had limited amount of cash and a deficit accumulated in the development stage of $1,001,313. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 5 – RELATED PARTY TRANSACTION

For the three months ended December 31, 2009, the Company incurred rent expense of $1,725 for office space provided by its sole officer.

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

Such forward-looking statements are made based on management's beliefs, as well as assumptions made by, and information currently available to, management pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company's actual results, events or financial positions to differ materially from those included within the forward-looking statements.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the availability of capital resources, our ability to identify a suitable operating company to acquire and complete an acquisition of such a company, changes in the securities or capital markets, and other factors disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009 filed with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.  Except as required by law, we undertake no obligation to disclose any revision to these forward-looking statements to reflect events or circumstances after the date made, changes in internal estimates or expectations, or the occurrence of unanticipated events.

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

Results of Operations

We currently have no operations.  Our results of operations consists solely of operating expenses.  We incurred a net loss of  $23,258 for the three months ended December 31, 2009 as compared to a net loss of $22,729 for the three months ended December 31, 2008.   The increase was due to an increase in accounting and legal fees of $1,652, offset by an decrease of $1,123 in general and administrative expenses.

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

As of December 31, 2009, we had cash resources of approximately $186.  Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources will not be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our stockholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, may be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sydys Corporation

Date: October 25, 2010	By:	/s/ Kenneth J. Koock
Kenneth J. Koock Chief Executive Officer and Chief Financial Officer

 EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended