Form 10-Q
period 2010-03-31
SYDYS CORP
filed 2010-10-25
CIK 1309141

 United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended :    March 31, 2010

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes  [x  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [    ] Yes  [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

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

TABLE OF CONTENTS

SYDYS CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART I - FINANCIAL INFORMATION
		Page

Item 1:	Financial Statements (Unaudited)	1

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	6

Item 4T:	Controls and Procedures	7

PART II - OTHER INFORMATION

Item 6:	Exhibits	8

Signatures		9

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SYDYS CORPORATION
(A Development Stage Company)
 Condensed Balance Sheets
(Unaudited)

ASSETS

	March 31,	September 30,
	2010	2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$186	$186

Total Current Assets	$186	$186

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$125,296	$80,661
Note payable	3,300	3,300

Total Current Liabilities	128,596	83,961

Commitments and Contingencies

Stockholders’ Deficit
Common stock; $.001 par value; 33,333,333 shares authorized; and
21,777,665 issued and outstanding at March 31, 2010 and
September 30, 2009, respectively	21,778	21,778
Additional paid-in capital	872,502	872,502
Deficit accumulated in the development stage	(1,022,690)	(978,055)

Total Stockholders’ Deficit	(128,410)	(83,775)

	$186	$186

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
 Condensed Statements of Operations
(Unaudited)

					February 9, 2004
	Three Months Ended		Six Months Ended		(Inception) to
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$210

Costs of Goods Sold	-	-	-	-	150

Gross Profit	-	-	-	-	60

Operating Expenses
Accounting and legal fees	10,153	13,086	21,916	23,197	477,095
Consulting fees – related party	-	-	-	-	8,349
Consulting fees	9,000	9,000	18,000	18,000	134,500
Share based compensation	-	-	-	-	226,900
Bad debt expense	-	-	-	-	125,000
General and administrative	2,225	4,332	4,719	7,950	61,583

Total Operating Expenses	21,378	26,418	44,635	49,147	1,033,427

Loss From Operations	(21,378)	(26,418)	(44,635)	(49,147)	(1,033,367)

Interest income	-	-	-	-	10,676

Net Loss to Common Stockholders	$(21,378)	$(26,418)	$(44,635)	$(49,147)	$(1,022,691)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.06)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding	21,777,665	21,777,665	21,777,665	21,777,665	18,551,135

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			February 9, 2004
	Six Months Ended March 31,		(Inception) to
	2010	2009	March 31, 2010

Net Cash Used in Operating Activities	$-	$(24,625)	$(553,414)

Cash Flows from Investing Activities
Collection on note receivable	-	-	1,010,000
Loan made under notes receivable	-	-	(1,135,000)

Net Cash Used in Investing Activities	-	-	(125,000)

Cash Flows from Financing Activities
Proceeds from note payable	-	-	4,300
Proceeds from note payable - related party	-	-	1,547
Repayment of note payable	-	-	(1,000)
Repayment of note payable – related party	-	-	(1,547)
Issuance of common stock, net of offering costs	-	-	908,440
Cancellation of common stock, net of refunded offering costs	-	-	(233,140)

Net Cash Provided by Financing Activities	-	-	678,600

Net (Decrease) Increase in Cash and Cash Equivalents	-	(24,625)	186

Cash and Cash Equivalents, Beginning of Period	186	33,068	-

Cash and Cash Equivalents, End of Period	$186	$8,443	$186

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

SYDYS CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

NOTE 3 - GOING CONCERN

The Company is in the development stage and has incurred losses since its inception.  As of March 31, 2010, the Company had limited amount of cash and a deficit accumulated in the development stage of $1,022,690.  There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 5 - RELATED PARTY TRANSACTION

For the six months ended March 31, 2010, the Company incurred rent expense of $3,450 for office space provided by its sole officer.

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

Results of Operations

We currently have no operations.  Our results of operations consist solely of operating expenses.  We incurred a net loss of $21,378 for the three months ended March 31, 2010 as compared to a net loss of $26,418 for the three months ended March 31, 2009.   The decrease in net loss was due primarily to a decrease in accounting and legal fees.  We incurred a net loss of $44,635 for the six months ended March 31, 2010 as compared to a net loss of $49,147 for the six months ended March 31, 2009.   The decrease in net loss was due to a decrease in legal and accounting fees and general and administrative expenses.

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

As of March 31, 2010, we had cash resources of approximately $186.  Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources will not be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our stockholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, may be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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