Form 10-Q
period 2010-06-30
SYDYS CORP
filed 2010-10-28
CIK 1309141

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended:
June 30, 2010

☐    Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                                                                                                 Accelerated Filer ☐
Non-Accelerated Filer ☐                                                                                                   Smaller Reporting Company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     ☒ Yes     ☐ No

As of October 28, 2010, there were 21,777,665 shares issued and outstanding of the issuer's common stock, $.001 par value per share.

TABLE OF CONTENTS

SYDYS CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4T. Controls and Procedures	9

PART II - OTHER INFORMATION

Item 6. Exhibits	10

Signatures	11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

SYDYS CORPORATION
(A Development Stage Company)
 Condensed Balance Sheets

	June 30,	September 30,
	2010	2009
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$186	$186

Total Current Assets	$186	$186

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$146,270	$80,661
Note payable	3,300	3,300

Total Current Liabilities	149,570	83,961

Commitments and Contingencies

Stockholders’ Deficit
Common stock; $.001 par value; 33,333,333 shares authorized; and
21,777,665 issued and outstanding at June 30, 2010 and September 30, 2009, respectively	21,778	21,778
Additional paid-in capital	872,502	872,502
Deficit accumulated in the development stage	(1,043,664)	(978,055)

Total Stockholders’ Deficit	(149,384)	(83,775)

	$186	$186

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
 Condensed Statements of Operations
(Unaudited)

					February 9,
					2004
	Three Months Ended		Nine Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$210

Costs of Goods Sold	-	-	-	-	150

Gross Profit	-	-	-	-	60

Operating Expenses
Accounting and legal fees	9,750	7,092	31,666	30,289	486,845
Consulting fees – related party	-	-	-	-	8,349
Consulting fees	9,000	9,000	27,000	27,000	143,500
Share based compensation	-	-	-	-	226,900
Bad debt expense	-	-	-	-	125,000
General and administrative	2,225	4,136	6,943	12,086	63,808

Total Operating Expenses	20,975	20,228	65,609	69,375	1,054,402

Loss From Operations	(20,975)	(20,228)	(65,609)	(69,375)	(1,054,342)

Interest income	-	-	-	-	10,678

Net Loss to Common Stockholders	$(20,975)	$(20,228)	$(65,609)	$(69,375)	$(1,043,664)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.06)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	21,777,665	21,777,665	21,777,665	21,777,665	18,676,933

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			February 9, 2004
	Nine Months Ended June 30,		(Inception) to
	2010	2009	June 30, 2010

Net Cash Used in Operating Activities	$-	$(32,908)	$(553,414)

Cash Flows from Investing Activities
Collection on note receivable	-	-	1,010,000
Loan made under notes receivable	-	-	(1,135,000)

Net Cash Used in Investing Activities	-	-	(125,000)

Cash Flows from Financing Activities
Proceeds from note payable	-	-	4,300
Proceeds from note payable - related party	-	-	1,547
Repayment of note payable	-	-	(1,000)
Repayment of note payable – related party	-	-	(1,547)
Issuance of common stock, net of offering costs	-	-	908,440
Cancellation of common stock, net of refunded offering costs	-	-	(233,140)

Net Cash Provided by Financing Activities	-	-	678,600

Net (Decrease) Increase in Cash and Cash Equivalents	-	(32,908)	186

Cash and Cash Equivalents, Beginning of Period	186	33,068	-

Cash and Cash Equivalents, End of Period	$186	$160	$186

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

NOTE 3 - GOING CONCERN

The Company is in the development stage and has incurred losses since its inception.  As of June 30, 2010, the Company had $186 of cash and a deficit accumulated in the development stage of $1,043,664.  There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 5 - RELATED PARTY TRANSACTION

For the nine months ended June 30, 2010, the Company incurred rent expense of $5,175 for office space provided by its sole officer.

NOTE 6 - SUBSEQUENT EVENTS

During the months of August through October 2010 the Company issued promissory notes to three separate lenders in exchange for $31,500 total. The proceeds from the issuance of the notes was used to pay professional and general and administrative expenses.

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

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Results of Operations

We currently have no operations.  Our results of operations consists solely of operating expenses.  We incurred a net loss of $20,975 for the three months ended June 30, 2010 as compared to a net loss of $20,228 for the three months ended June 30, 2009.  The increase in net loss was due primarily to an increase in accounting and legal fees.  We incurred a net loss of $65,609 for the nine months ended June 30, 2010 as compared to a net loss of $69,375 for the nine months ended June 30, 2009.  The decrease in net loss was due to a decrease in legal and accounting fees and general and administrative expenses.

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

On September 9, 2009, Alan Stier, a shareholder of the Company, loaned to us an amount of $3,300 pursuant to a convertible promissory note (the “Note”).  The Note accrues interest at an annual rate of 6%.  The note is payable in full on the earlier of (1) the completion of a 1:15 reverse split of the Company’s common stock and the completion of an equity financing of the Company’s securities of a minimum amount of $100,000, or (2) one year from the date of the Note.  The Note has not been paid and is in default.  To date, Mr. Stier has not demanded payment.

As of June 30, 2010, we had cash resources of approximately $186.  Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources will not be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our stockholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, may be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T.      Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.     Exhibits

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

Sydys Corporation

Date: October 28, 2010	/s/ Kenneth J. Koock
Kenneth J. Koock
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended