Form 10-K
period 2010-09-30
SYDYS CORP
filed 2010-11-23
CIK 1309141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:   September 30, 2010

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

As of November 19, 2010, 31,677,665 shares of the registrant's common stock were outstanding.

SYDYS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

		Page
PART I

Item 1.	Business	1
Item 1A	Risk Factors	2
Item 2.	Properties	5
Item 3.	Legal Proceedings	5
Item 4.	(Removed and Reserved)	5
		5
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6
Item 8.	Financial Statements and Supplementary Data	7
Item 9A.	Controls and Procedures	8

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Item 11.	Executive Compensation	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	9
Item 13.	Certain Relationships and Related Transactions, and Director Independence	9
Item 14.	Principal Accountant Fees and Services	11
		11
PART IV

Item 15.	Exhibits and Financial Statement Schedules	12

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

Most acquisitions of private operating companies by public shell companies are completed by way of merger pursuant to which the shareholders of the private company own a substantial majority of the issued and outstanding shares of the public company after completion of the merger.  These transactions are often referred to as “reverse acquisitions” or “reverse mergers” and generally result in substantial additional dilution to the ownership interests of the stockholders of the public company.  If any transaction is structured in this manner, our stockholders will suffer substantial dilution and all or a majority of our directors may resign and one or more new directors may be appointed without any vote by stockholders.  We may complete such an acquisition upon the sole determination of our board of directors without any vote or approval by our stockholders.  In certain circumstances, however, it may be necessary to call a stockholders' meeting and obtain approval of our stockholders, which may result in delay and additional expense in the consummation of any proposed transaction and may also give rise to certain appraisal rights to dissenting stockholders.  Most likely, we will seek to structure any such transaction so as not to require stockholder approval.

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

Although we have evaluated potential acquisition targets and engaged in general discussions and due diligence activities regarding the acquisition of an operating company, we have not entered into any agreement to acquire an operating company.  There can be no assurance that we will be able to identify an acceptable operating company, complete an acquisition, or that any business we acquire will generate profits or increase our value.

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

We are a development stage company and since inception, have suffered losses from development stage activities to date, and are in need of additional capital.  We have experienced net losses in each fiscal quarter since our inception and as of September 30, 2010, have an accumulated deficit of $1,054,374. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended September 30, 2009 as to the substantial doubt about our ability to continue as a going concern.  As such, we may be required to cease operations in which case you could lose your entire investment.  Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern.  Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

There is currently a very competitive market for business opportunities which could reduce the likelihood of consummating a successful business combination.  We anticipate we will be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of small private entities.  A large number of established and well-financed entities, including small public companies, venture capital firms, and special purpose acquisition companies, or “SPACs”, are active in mergers and acquisitions of companies that may be desirable target candidates for us. We have significantly less financial resources, technical expertise and managerial capabilities than most of these entities.  As result, we may be unable to effectively compete with such entities in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

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

Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These include rules relating to independent directors, director nomination, audit and compensation committees, retention of audit committee financial expert and the adoption of a code of ethics.  Unless we voluntarily elect to fully comply with those obligations, which we have not to date, the protections that these corporate governance provisions were enacted to provide will not exist with respect to us.  While we may make an application to have our securities listed for trading on a national securities exchange, which would require us to fully comply with those obligations, we cannot assure you that we will make such application, that we would be able to satisfy applicable listing standards, or if we did satisfy such standards, that we would be successful in such application.

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

ITEM 4.  (REMOVED AND RESERVED)

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

Fiscal Year Ended September 30, 2010	High	Low
Quarter ended September 30	$.10	$.03
Quarter ended June 30.10		.10
Quarter ended March 31.10		.10
Quarter ended December 31.10		.10

Fiscal Year Ended September 30, 2009	High	Low
Quarter ended September 30	$0.20	$0.10
Quarter ended June 30	0.45	0.20
Quarter ended March 31	0.61	0.45
Quarter ended December 31	0.65	0.61

The last price of our common stock as reported by Nasdaq on November 19, 2010 was $0.02 per share.

Holders

As of November 19, 2010, the number of stockholders of record of our common stock was 41.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the section captioned “ Risk Factors ” in Item 1A and elsewhere in this report.  The following should be read in conjunction with our audited financial statements and the related notes included elsewhere herein.

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

Our ability to generate future revenue and earnings is dependent on identifying and acquiring an operating company.  Although we have evaluated potential acquisition targets and engaged in general discussions and due diligence activities regarding the acquisition of an operating company, we have not entered into any agreement to acquire an operating company.  There can be no assurance that we will be able to identify an acceptable operating company, complete an acquisition, or that any business we acquire will generate profits or increase the our value.

Results of Operations

We currently have no operations.  Our results of operations consists solely of operating expenses.  We incurred a net loss of $76,319 for the year ended September 30, 2010 as compared to a net loss of $77,684 for the year ended September 30, 2009.  The decrease in net loss was due primarily to a decrease in accounting and legal fees offset by lower general and administrative expenses.

We do not generate any revenue and do not expect to generate any future revenue unless we acquire an operating company.

Liquidity and Capital Resources

At September 30, 2010, we had a working capital deficit of $160,095.  Since inception, we have funded our operations through public and private offerings of our common stock.  Between June 13, 2006 and July 28, 2006, we generated gross proceeds of $896,000 through the issuance of 995,556 shares of our common stock at a purchase price of $0.90 per share.  In December 2006, we repurchased 113,333 of these shares for $102,000, or $0.90 per share.  In January 2007, we repurchased 154,777 of these shares for $139,300, or $0.90 per share. The foregoing issuances have been adjusted for the 1-for-3 reverse stock split that occurred on April 16, 2007.

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

On September 9, 2009, Alan Stier, a shareholder of the Company, loaned to us an amount of $3,300 pursuant to a convertible promissory note (the “Note”).  The Note accrues interest at an annual rate of 6%.  The note is payable in full on the earlier of (1) the completion of a 1:15 reverse split of the Company’s common stock and the completion of an equity financing of the Company’s securities of a minimum amount of $100,000, or (2) one year from the date of the Note.  The Note may be converted, at the Lender’s request, at the per share purchase price (subject to adjustments) upon the completion of an equity financing described above.  The Note has not been repaid and is considered in default.

Between August 2010 and October 2010, we issued promissory notes (collectively, the “Notes”) in the principal amounts of $10,000, $13,000, $6,000 and $2,500 to FEQ Farms, LLC (“FEQ”), Capital Growth Investment Trust (“CGIT”), DIT Equity Holdings, LLC (“DIT”), and RMS Advisors, Inc., respectively.  The Notes accrue interest annually at a rate of 3.25% and are payable upon demand by the lenders.

During October 2010, pursuant to a series of securities purchase agreements, we sold 9,900,000 shares of common stock at a purchase price of $0.002 per share for an aggregate purchase price of $19,800.  In lieu of cash payment for the Shares purchased in the Offering by FEQ, DIT and CGIT, the Notes payable to FEQ and DIT were cancelled and the principal amount outstanding under the Note payable to CGIT was reduced by $3,800 to $9,200.

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

As of September 30, 2010, we had cash resources of approximately $476.  Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources will not be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our shareholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

 Critical Accounting Policies and Recent Accounting Pronouncements

For a discussion of our accounting policies and procedures and recent accounting pronouncements, see the footnotes to our financial statements beginning on page F-7.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements at September 30, 2010 and for each of the two years then ended, and the footnotes related thereto, begin on page F-1 of this report.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our chief executive officer concluded that as of September 30, 2010, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our chief executive officer, in order to allow timely decisions regarding required disclosure.

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

Our management, including our chief executive officer, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, which we are not required to provide under applicable SEC rules.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act ) that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and 10% stockholders are also required by applicable SEC rules to furnish us copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act.  Based solely on our review of the copies of such forms received by us or written representations from such persons that no other reports were required for such persons, we believe that during the fiscal year ended September 30, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were satisfied in a timely fashion.

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

ITEM 11.   EXECUTIVE COMPENSATION

We did not pay any compensation to our executive officers during the fiscal years ended September 30, 2010 or 2009, except that our executive officers were entitled to reimbursement for reasonable business costs and expenses.  We have not issued any options or other equity compensation to any of our executive officers, nor do we currently have any contracts or agreements with any of our executive officers.

Director Compensation

The members of our Board of Directors received no compensation for serving on our Board, except that each director was entitled to reimbursement for the reasonable costs and expenses incurred in attending Board meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 19, 2010, information with respect to the securities holdings of all persons that the Company, pursuant to filings with the SEC and the Company’s stock transfer records, has reason to believe may be deemed the beneficial owner of more than five percent (5%) of the common stock.  The following table also sets forth, as of such date, the beneficial ownership of the common stock by all current officers and directors of the Company, both individually and as a group.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person, subject to the matters set forth in the footnotes to the table below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Kenneth J. Koock 7 Orchard Lane Lebanon, NJ 08833	7,800,001	24.62%
Scott D. Cook 270 N. Denton Tap Road Coppell, TX 75019	0	-
FEQ Farms, LLC 24224 Kanis Road Little Rock, AR 72223	5,000,000	15.79%
DIT Equity Holdings, LLC 630 West Germantown Pike, #180 Plymouth Meeting, PA 19462	3,000,000	9.40%
Capital Growth Investment Trust 29 Otis Street, #108 Boston, MA 02141	1,900,000	6.00%
All directors and executive officers as a group (2 persons)	7,800,001	24.62%

(1)	These percentages have been calculated based on 31,677,665 shares of common stock outstanding as of November 19, 2010.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	0	Not Applicable	0
Equity compensation plans not approved by security holders	0	Not Applicable	0
Total	0	Not Applicable	0

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

On September 9, 2009, Alan Stier, a shareholder of the Company, loaned to us an amount of $3,300 pursuant to a convertible promissory note (the “Note”).  The Note accrues interest at an annual rate of 6%.  The note is payable in full on the earlier of (1) the completion of a 1:15 reverse split of the Company’s common stock and the completion of an equity financing of the Company’s securities of a minimum amount of $100,000, or (2) one year from the date of the Note.  The Note may be converted, at the Lender’s request, at the per share purchase price (subject to adjustments) upon the completion of an equity financing described above.  To date the Note has not been repaid and is considered in default.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services performed by L J Soldinger Associates, LLC for the fiscal years ended September 30, 2010 and September 30, 2009.

	2010	2009
Audit Fees:	$35,000	$15,000

Audit-Related Fees:	0	0

Tax Fees:	0	0

All Other Fees:	0	0

Total:	$35,000	$15,000

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

Audit Committee Pre-Approval Procedures

Our Board of Directors serves as our audit committee.  Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit to review the results of their work.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During 2010, all audit and non-audit services performed by our independent accountants were pre-approved by the board of directors in accordance with the foregoing procedures.

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
10.1
Form of Securities Purchase Agreement by and between the Company and Purchasers of Shares in the 2010 Private Offering (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 12, 2010)

10.2
Form of Unsecured Promissory Note issued by the Company to Multiple Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 12, 2010)

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

SYDYS CORPORATION

Date: November 23, 2010	By:	/s/ Kenneth J. Koock
Kenneth J. Koock Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth J. Koock
Kenneth J. Koock	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	November 23, 2010

/s/ Scott D. Cook
Scott D. Cook	Director	November 23, 2010

SYDYS CORPORATION
(A Development Stage Entity)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders
Sydys Corporation

We have audited the accompanying balance sheets of Sydys Corporation as of September 30, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended and the period February 9, 2004 (date of inception) through September 30, 2010.  Sydys’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sydys Corporation as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended and the period February 9, 2004 (date of inception) through September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

L J Soldinger Associates, LLC

Deer Park, Illinois
November 19, 2010

SYDYS CORPORATION
(A Development Stage Company)
 Balance Sheets

	September 30,
	2010	2009
ASSETS

Current Assets
Cash and cash equivalents	$476	$186

Total Current Assets	$476	$186

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$148,770	$80,661
Notes payable	$11,800	$3,300

Total Current Liabilities	160,570	83,961

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Common stock; $.001 par value; 33,333,333 shares authorized;
and 21,777,665 and 21,777,665 issued and outstanding at
September 30, 2010 and 2009, respectively	21,778	21,778
Additional paid-in capital	872,502	872,502
Deficit accumulated in the development stage	(1,054,374)	(978,055)

Total Stockholders’ Equity (Deficit)	(160,094)	(83,775)

	$476	$186

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION
(A Development Stage Company)
 Statements of Operations

				February 9, 2004
				(Inception) to
	Year Ended September 30,			September 30,
	2010		2009	2010

Revenues	$		$-	$210

Costs of Goods Sold			-	150

Gross Profit			-	60

Operating Expenses
Accounting and legal fees		30,961	26,606	486,140
Consulting fees – related party				8,349
Consulting fees		36,000	36,000	152,500
Share based compensation				226,900
Bad debt expense				125,000
General and administrative		9,358	15,078	66,221

Total Operating Expenses		76,319	77,684	1,065,110

Loss From Operations		(76,319)	(77,684)	(1,065,050)

Interest income				10,676

Net Loss		$(76,319)	$(77,684)	$(1,054,374)

Basic and Diluted Loss per Common Share		$(0.00)	$(0.00)	$(0.06)

Basic and Diluted Weighted Average Number
of Common Shares Outstanding		21,777,665	21,777,665	18,794,521

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance at February 9, 2004	1,800,000	$1,800	$1,200	$-	$3,000

Issuance of common stock for cash	7,020,000	7,020	4,680	-	11,700

Net Loss	-	-	-	(5,149)	(5,149)
Balance at September 30, 2004	8,820,000	8,820	5,880	(5,149)	9,551

Issuance of common stock for cash	12,180,000	12,180	49,320	-	61,500

Net Loss	-	-	-	(42,886)	(42,886)
Balance at September 30, 2005	21,000,000	21,000	55,200	(48,035)	28,165

Issuance of common stock for cash
at $0.90 per share in private offering
during June and July 2006	995,556	996	895,004	-	896,000
Offering costs on private offering for
issuance of common stock	-	-	(71,680)	-	(71,680)

Net Loss	-	-	-	(185,356)	(185,356)
Balance at September 30, 2006	21,995,556	21,996	878,524	(233,391)	667,129

Cancellation of common stock issued
in 2006 private offering at $0.90
per share	(267,891)	(268)	(241,032)	-	(241,300)
Refund of offering costs as a result of
cancellation of common stock
issued in 2006 private offering	-	-	8,160	-	8,160
Issuance of stock option to a board
director during August 2007	-	-	194,400	-	194,400

Net Loss	-	-	-	(538,703)	(538,703)
Balance at September 30, 2007	21,727,665	21,728	840,052	(772,094)	89,686

Issuance of common stock in August 2008
in connection with resignation of board
members valued at $0.65 per share	50,000	50	32,450	-	32,500

Net Loss	-	-	-	(128,277)	(128,277)
Balance at September 30, 2008	21,777,665	21,778	872,502	(900,371)	(6,091)

Net Loss				(77,684)	(77,684)
Balance at September 30, 2009	21,777,665	$21,778	$872,502	$(978,055)	$(83,775)

Net Loss				(76,319)	(76,319)
Balance at September 30, 2010	21,777,665	$21,778	$872,502	$(1,054,374)	$(160,094)

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			February 9, 2004
			(Inception) to
	Year Ended September 30,		September 30,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(76,319)	$(77,684)	$(1,054,374)
Adjustments to reconcile net loss to net cash used in
operating activities:
Share-based compensation		-	226,900
Bad debt expense		-	125,000
Changes in assets and liabilities:
Interest receivable		-
Prepaid expenses		-
Accounts payable and accrued expenses	68,109	41,502	140,850

Net Cash Used in Operating Activities	$(8,210)	$(36,182)	$(561,624)

Cash Flows from Investing Activities
Collection on note receivable		-	1,010,000
Loan made under notes receivable		-	(1,135,000)

Net Cash Provided by (Used in) Investing Activities		-	(125,000)

Cash Flows from Financing Activities
Proceeds from note payable	8,500	3,300	12,800
Proceeds from note payable - related party		-	1,547
Repayment of note payable		-	(1,000)
Repayment of note payable – related party		-	(1,547)
Issuance of common stock, net of offering costs		-	908,440
Cancellation of common stock, net of refunded offering costs		-	(233,140)

Net Cash (Used in) Provided by Financing Activities	$8,500	3,300	687,100

Net (Decrease) Increase in Cash and Cash Equivalents	290	(32,882)	476

Cash and Cash Equivalents, Beginning of Year	186	33,068

Cash and Cash Equivalents, End of Year	$476	$186	$476

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions.  Management believes the risk of loss is immaterial.  At September 30, 2010 and 2009, the Company had an uninsured cash balance of  $476  and $186, respectively.

Share-Based Compensation

The Company follows the provisions of the Accounting Standards Codification, “Share-Based Payment” which requires that compensation cost relating to share-based payment transactions be recognized under fair value accounting and recorded in the financial statements.  The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting of the equity award).

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

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

NOTE 3 - GOING CONCERN

The Company is in the development stage and has incurred losses since its inception. As of September 30, 2010, the Company had limited amount of cash and a deficit accumulated in the development stage of $1,054,374. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

NOTE 4 – NOTES PAYABLE

In September, 2009, the Company issued a convertible note (the “Note”)  in the amount of $3,300, with a six percent interest rate per annum.  The principle is due on the earlier of (1) the completion of of 15:1 reverse split of the Company’s common stock and the completion of an equity financing by the Company of a minimum of $100,000 or (2) one year from the date of the note.  The note may be converted at the request of the Lender at the per share purchase price, subject to adjustment, upon the completion of an equity financing as described above.  The Note has not been paid and is in default.

On August 25, 2010 the Company borrowed $2,500 from an individual lender and issued a promissory note that provided for interest at 3.25% per annum.  The note is payable on demand.

On September 21, 2010 the Company borrowed $6,000 from DIT Equity Holdings, LLC (“DIT”), and issued a promissory note that provided for interest at 3.25% per annum.  The note is payable on demand.  During October 2010, pursuant to a securities purchase agreement, the Company sold DIT 3,000,000 shares of common stock at a purchase price of $0.002 per share for an aggregate purchase price of $6,000.  In lieu of cash payment for the shares purchased in the offering DIT’s note was cancelled.

The weighted average interest rate on the Company’s Notes Payable is 4% and the average outstanding balance was $4,000.

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
Balance as of September 30, 2009
Granted
Exercised
Expired/forfeit
Balance as of September 30, 2010	0

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Number of Outstanding Shares at September 30, 2008	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at September 30, 2008	Weighted Average Exercise Price	Aggregate Intrinsic Value

$1.00	250,000	1.8 years	$1.00	$-	250,000	$1.00	$-

The weighted-average grant-date fair value of the option granted during the year ending September 30, 2007 was $0.78 per option.

In connection with the resignation of the board member on August 25, 2008 (see Stock Options section above), this option expired on November 25, 2008.  As a result, the Company had no options outstanding at September 30, 2009 and September 30, 2010.

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

	2010		2009
Deferred tax asset
Tax benefit arising from net operating loss carryforward		$332,800		$301,700
Deferred compensation
		332,800		301,700

Less valuation allowance		(332,800)		(301,700)

Net deferred tax asset	$		$

Income tax benefit (expense) consists of the following at September 30:

	2010		2009
Deferred
Federal	$		$
State
Federal and state benefit of net operating loss carryforward		31,100		31,300
		31,100		31,300

Less (increase) decrease in valuation allowance		(30,700)		(31,300)

Income tax benefit	$		$

As of September 30, 2010, the Company had reported net operating loss (“NOL”) carryforwards for tax purposes amounting to approximately $828,000 that may be offset against future taxable income. These NOL carryforwards expire beginning in fiscal 2025 through 2030. However, these carryforwards may be significantly limited due to changes in the ownership of the Company.

Recognition of the benefits of the deferred tax assets will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earning in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $332,800 and $301,700 as of September 30, 2010 and 2009, respectively

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

The following table presents the principal reasons for the difference between the Company’s effective tax rates and of United States federal statutory income tax rate of 34% at September 30:

	2010		2009
Federal income tax benefit at statutory rate		$(23,800)	$(24,000)
State income tax benefit (net of effect of federal benefit)		(7,300)	(7,300)
Less permanent difference
Valuation allowance		31,100	31,300

Income tax benefit	$		$-

Effective Income Tax Rate		0%	0%

NOTE 7 – RELATED PARTY TRANSACTION

For the years ended September 30, 2010 and 2009, the Company incurred rent expense of $6,900 and $6,900, respectively, for office space provided by its sole officer.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for taxes or interest during the year ended September 30, 2010 and 2009.

NOTE 9 – SUBSEQUENT EVENTS NOT DISCLOSED ELSEWHERE

In October 2010, the Company issued promissory notes (collectively, the “Notes”) in the principal amounts of $10,000 and $13,000, to FEQ Farms, LLC (“FEQ”) and Capital Growth Investment Trust (“CGIT”), respectively.  The Notes accrue interest annually at a rate of 3.25% and are payable upon demand by the lenders.

During October 2010, pursuant to a series of securities purchase agreements, the Company sold 6,900,000 shares of common stock at a purchase price of $0.002 per share for an aggregate purchase price of $13,800.  In lieu of cash payment for the Shares purchased in the Offering by FEQ and CGIT, the Notes payable to FEQ was cancelled and the principal amount outstanding under the Note payable to CGIT was reduced by $3,800 to $9,200.

EXHIBIT INDEX

Exhibit No.	Exhibit

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.