Form 10-Q
period 2010-12-31
SYDYS CORP
filed 2011-02-11
CIK 1309141

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended :
 December 31, 2010

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

As of February 11, 2011, there were 211,201 shares issued and outstanding of the issuer's common stock, $.001 par value per share.

TABLE OF CONTENTS

SYDYS CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYDYS CORPORATION
(A Development Stage Company)
 Condensed Balance Sheets
(Unaudited)

	December 31,	September 30,
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,158	$476

Total Assets	$1,158	$476

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$119,232	$129,795
Accrued expenses – related party	20,700	18,975
Note payable	30,000	11,800

Total Current Liabilities	169,932	160,570

Commitments and Contingencies

Stockholders’ Deficit
Common stock; $.001 par value; 222,223 shares authorized; and
211,201 and 145,184 issued and outstanding at December 31, 2010 and
September 30, 2010, respectively	211	145
Additional paid-in capital	913,869	894,135
Deficit accumulated in the development stage	(1,082,854)	(1,054,374)

Total Stockholders’ Deficit	(168,774)	(160,094)

	$1,158	$476

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
 Condensed Statements of Operations
(Unaudited)

			February 9, 2004
	Three Months Ended		(Inception) to
	December 31,		December 31,
	2010	2009	2010

Revenues	$-	$-	$210

Costs of Goods Sold	-	-	150

Gross Profit	-	-	60

Operating Expenses
Accounting and legal fees	11,856	11, 763	497,996
Consulting fees – related party	-	-	8,349
Consulting fees	9,000	9,000	161,500
Share based compensation	-	-	226,900
Bad debt expense	-	-	125,000
General and administrative	7,623	2,495	73,844

Total Operating Expenses	28,479	23,258	1,093,589

Loss From Operations	(28,479)	(23,258)	(1,093,529)

Interest income	-	-	10,676

Net Loss to Common Stockholders	$(28,479)	$(23,258)	$(1,082,853)

Basic and Diluted Loss per Common Share	$(0.15)	$(0.16)

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	191,693	145,184

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			February 9, 2004
	Three Months Ended		(Inception) to
	December 31,		December 31,
	2010	2009	2010

Net Cash Used in Operating Activities	$(37,318)	$-	$(598,942)

Cash Flows from Investing Activities
Collection on note receivable	-	-	1,010,000
Loan made under notes receivable	-	-	(1,135,000)

Net Cash Used in Investing Activities	-	-	(125,000)

Cash Flows from Financing Activities
Proceeds from note payable	38,000	-	50,800
Proceeds from note payable - related party	-	-	1,547
Repayment of note payable	-	-	(1,000)
Repayment of note payable – related party	-	-	(1,547)
Issuance of common stock, net of offering costs	-	-	908,440
Cancellation of common stock, net of refunded offering costs	-	-	(233,140)

Net Cash Provided by Financing Activities	38,000	-	725,100

Net (Decrease) Increase in Cash and Cash Equivalents	682	-	1,158

Cash and Cash Equivalents, Beginning of Period	476	186	-

Cash and Cash Equivalents, End of Period	$1,158	$186	$1,158

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by Sydys Corporation (the "Company", or “Sydys”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except a reverse stock split as disclosed in Note 5. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2010 in Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending September 30, 2011.

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

NOTE 3 - GOING CONCERN

The Company is in the development stage and has incurred losses since its inception. As of December 31, 2010, the Company had limited amount of cash and a deficit accumulated in the development stage of $1,082,854. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

SYDYS CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

NOTE 4 – NOTES PAYABLE

On September 21, 2010 the Company borrowed $6,000 from DIT Equity Holdings, LLC (“DIT”), and issued a promissory note that provided for interest at 3.25% per annum.  The note is payable on demand.  During October 2010, pursuant to a securities purchase agreement, the Company sold 20,000 shares of common stock at a purchase price of $0.30 per share.  In lieu of cash payment for the shares purchased in the offering DIT’s note was cancelled.

In October 2010, the Company issued promissory notes (collectively, the “October Notes”) in the principal amounts of $10,000 and $13,000, to FEQ Farms, LLC (“FEQ”) and Capital Growth Investment Trust (“CGIT”), respectively.  The October Notes accrue interest annually at a rate of 3.25% and are payable upon demand by the lenders.

During October 2010, pursuant to a series of securities purchase agreements, the Company sold 46,000 shares of common stock at a purchase price of $0.30 per share for an aggregate purchase price of $13,800.  In lieu of cash payment for the Shares purchased in the Offering by FEQ and CGIT, the Notes payable to FEQ was cancelled and the principal amount outstanding under the October Note payable to CGIT was reduced by $3,800 to $9,200.

On November 29, 2010, the Company issued a promissory note to Capital Growth Investment Trust in the amount of $1,000.  The note accrues interest at the annual rate of 3.25% and is payable on November 30, 2011, or upon demand.

During December 2010, the Company issued promissory notes (collectively the “December Notes”) in the principal amounts of $5,500 and $8,500, to FEQ Realty, LLC (“FEQ”) and Capital Growth Investment Trust (“CGT”).  The December Notes accrue interest at the annual rate of 3.25% and are payable on November, 30, 2011, or upon demand.

On January 19, 2011, the Company issued a promissory note to RMS Advisors in the amount of $10,000.  The note accrues interest at the annual rate of 3.25% and is payable on November 30, 2011, or upon demand.

The weighted average interest rate on the Company’s Notes Payable is 3.25% and the average outstanding balance was $20,900.

NOTE 5 - CAPITAL STOCK

Authorized Stock

The Company was originally authorized to issue 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. On April 16, 2007, the Company effected a one-for-three reverse split of its common stock. As a result of the reverse split, there were 33,333,333 shares of common stock authorized for issuance.  On January 7, 2011, the Company effected a one-for-one hundred fifty reverse split. These financial statements and footnotes reflect the January 2011 reverse split as if it occurred at the date of inception.

NOTE 6 – RELATED PARTY TRANSACTION

For the three months ended December 31, 2010 and 2009, the Company incurred rent expense of $1,725 for office space provided by its sole officer.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

NOTE 7 – NONCASH INVESTING AND FINANCING TRANSACTIONS

On September 21, 2010 the Company borrowed $6,000 from DIT Equity Holdings, LLC (“DIT”), and issued a promissory note that provided for interest at 3.25% per annum.  The note is payable on demand.  During October 2010, pursuant to a securities purchase agreement, the Company sold DIT 20,000 shares of common stock at a value of $0.30 per share.  In lieu of cash payment for the shares purchased in the offering DIT’s note in the amount of $6,000 was cancelled.

During October 2010, pursuant to a series of securities purchase agreements, the Company sold 46,000 shares of common stock at a value of $0.30 per share for an aggregate value of $13,800.  In lieu of cash payment for the Shares purchased in the Offering by FEQ and CGIT, the $10,000 Notes payable to FEQ was cancelled and the principal amount outstanding under the Note payable to CGIT was reduced by $3,800 to $9,200.

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

Such forward-looking statements are made based on management's beliefs, as well as assumptions made by, and information currently available to, management pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company's actual results, events or financial positions to differ materially from those included within the forward-looking statements.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the availability of capital resources, our ability to identify a suitable operating company to acquire and complete an acquisition of such a company, changes in the securities or capital markets, and other factors disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2010 filed with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.  Except as required by law, we undertake no obligation to disclose any revision to these forward-looking statements to reflect events or circumstances after the date made, changes in internal estimates or expectations, or the occurrence of unanticipated events.

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

In January 2011, our board of directors authorized a 1:150 reverse split of our common stock.  Under the laws of the state of Nevada, when a reverse split is not authorized by a majority of the stockholders, a company is required to reduce the number of authorized shares in proportion to the reverse split.  As a result, the authorized number of shares of our common stock has been reduced to 222,223.  All common stock share amounts and common stock per share amounts in this filing have been restated to reflect the 1:150 reverse split as if it had occurred at our inception.

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

Results of Operations

We currently have no operations.  Our results of operations consists solely of operating expenses.  We incurred a net loss of $28,479 for the three months ended December 31, 2010 as compared to a net loss of $23,258 for the three months ended December 31, 2009.  The increase in net loss was due primarily to an increase in general and administrative expenses.

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

On September 9, 2009, Alan Stier, a shareholder of the Company, loaned to us an amount of $3,300 pursuant to a convertible promissory note (the “Convertible Note”).  The Convertible Note accrues interest at an annual rate of 6% and is payable in full on the earlier of (1) the completion of a 1:15 reverse split of the Company’s common stock and the completion of an equity financing of the Company’s securities of a minimum amount of $100,000, or (2) one year from the date of the Note.  The Note has not been paid and is in default.  To date, Mr. Stier has not demanded payment.

Between August 2010 and October 2010, we issued promissory notes (collectively, the “October Notes”) in the principal amounts of $10,000, $13,000, $6,000 and $2,500 to FEQ Farms, LLC (“FEQ”), Capital Growth Investment Trust (“CGIT”), DIT Equity Holdings, LLC (“DIT”), and RMS Advisors, Inc., respectively.  The October Notes accrue interest annually at a rate of 3.25% and are payable upon demand by the lenders.

During October 2010, pursuant to a series of securities purchase agreements, we sold 66,000 shares of common stock at a value of $0.30 per share for an aggregate purchase price of $19,800.  In lieu of cash payment for the shares purchased in the Offering by FEQ, DIT and CGIT, the October Notes payable to FEQ and DIT were cancelled and the principal amount outstanding under the Note payable to CGIT was reduced by $3,800 to $9,200.

On November 29, 2010, we issued a promissory note (the “November Note”) to Capital Growth Investment Trust in the principal amount of $1,000.  During December 2010, we issued promissory notes (the “December Notes,” and together with November Note, collectively, the “Notes”) in the principal amounts of $5,500 and $8,500, respectively, to FEQ Realty, LLC and Capital Growth Investment Trust.  The Notes accrue interest at the annual rate of 3.25% and are payable on November 30, 2011, or upon demand.

On January 19, 2011, we issued a promissory note to RMS Advisors in the principal amount of $10,000.  The note accrues interest at the annual rate of 3.25% and is payable on November 30, 2011, or upon demand.

As of December 31, 2010, we had cash resources of approximately $1,158.  Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources will not be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our stockholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, may be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information.

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

On November 29, 2010, we issued a promissory note (the “November Note”) to Capital Growth Investment Trust in the amount of $1,000.  During December 2010, we issued promissory notes (the “December Notes,” and together with November Note, collectively, the “Notes”) in the principal amounts of $5,500 and $8,500, respectively, to FEQ Realty, LLC and Capital Growth Investment Trust.  The Notes accrue interest at the annual rate of 3.25% and are payable on November 30, 2011, or upon demand.

The description of the Notes is qualified in its entirety by reference to a copy of the form of promissory note filed as an exhibit to this and other reports filed with the Securities and Exchange Commission.

Item 6. Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit
10.1	Form of Promissory Note issued by Company to certain investors (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed with the Commission on November 12, 2010)

10.2
Form of Securities Purchase Agreement by and between the Company and purchasers of shares of common stock of the Company (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K, filed with the Commission on November 12, 2010)

10.3	Form of Promissory Note issued by the Company in November and December 2010

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sydys Corporation

Date: February 11, 2011	By:	/s/ Kenneth J. Koock
Kenneth J. Koock Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.3	Form of Promissory Note issued by the Company in November and December 2010

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended