Form 10-Q
period 2011-03-31
SYDYS CORP
filed 2011-05-12
CIK 1309141

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended :
March 31, 2011

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

As of May 12, 2011, there were 211,201 shares issued and outstanding of the issuer's common stock, $.001 par value per share.

TABLE OF CONTENTS

SYDYS CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SYDYS CORPORATION
(A Development Stage Company)
 Condensed Balance Sheets
(Unaudited)

ASSETS
	March 31, 2011	September 30, 2010
Current Assets
Cash and cash equivalents	$1,193	$476

Total Current Assets	$1,193	$476

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$130,733	$129,795
Accrued expenses – related party	22,425	18,975
Note payable	52,500	11,800

Total Current Liabilities	205,658	160,570

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock: $.001 par value; 20,000,000 shares authorized; and none
issued and outstanding	-	-
Common stock: $.001 par value; 100,000,000 shares authorized; and 211,201 and 145,184 issued and outstanding at March 31, 2011 and September 30,
2010, respectively	211	145
Additional paid-in capital	913,869	894,135
Deficit accumulated in the development stage	(1,118,545)	(1,054,374)

Total Stockholders’ Deficit	(204,465)	(160,094)

	$1,193	$476

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
 Condensed Statements of Operations
(Unaudited)

					February 9,
					2004
	Three Months Ended		Six Months Ended		(Inception) to
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$210

Costs of Goods Sold	-	-	-	-	150

Gross Profit	-	-	-	-	60

Operating Expenses
Accounting and legal fees	22,387	10,153	34,243	21,916	520,383
Consulting fees – related party	-	-		-	8,349
Consulting fees	9,000	9,000	18,000	18,000	170,500
Share based compensation	-	-	-	-	226,900
Bad debt expense	-	-	-	-	125,000
General and administrative	4,190	2,225	11,813	4,719	78,034

Total Operating Expenses	35,577	21,378	64,056	44,635	1,129,166

Loss From Operations	(35,577)	(21,378)	(64,056)	(44,635)	(1,129,106)

Interest income (net of interest expense)	(115)	-	(115)	-	10,561

Net Loss to Common Stockholders	$(35,692)	$(21,378)	$(64,171)	$(44,635)	$(1,118,545)

Basic and Diluted Loss per Common Share	$(0.17)	$(0.15)	$(0.32)	$(0.31)	$-

Basic and Diluted Weighted Average

Number of Common Shares Outstanding	211,201	145,184	200,977	145,184	-

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			February 9, 2004
	Six Months Ended March 31,		(Inception) to
	2011	2010	March 31, 2011

Net Cash Used in Operating Activities	$(59,783)	$(24,625)	$(621,407)

Cash Flows from Investing Activities
Collection on note receivable	-	-	1,010,000
Loan made under notes receivable	-	-	(1,135,000)

Net Cash Used in Investing Activities	-	-	(125,000)

Cash Flows from Financing Activities
Proceeds from note payable	60,500	-	73,300
Proceeds from note payable - related party	-	-	1,547
Repayment of note payable	-	-	(1,000)
Repayment of note payable – related party	-	-	(1,547)
Issuance of common stock, net of offering costs	-	-	908,440
Cancellation of common stock, net of refunded offering costs	-	-	(233,140)

Net Cash Provided by Financing Activities	60,500	-	747,600

Net (Decrease) Increase in Cash and Cash Equivalents	717	(24,625)	1,193

Cash and Cash Equivalents, Beginning of Period	476	33,068	-

Cash and Cash Equivalents, End of Period	$1,193	$8,443	$1,193

Supplemental schedule of noncash investing and financing
activities:
Stock issued to settle outstanding note payable			$11,800

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

The Company was formed for the purpose of engaging in the on-line advertising business. The Company has been unable to execute its business plan, and has exited the online advertising business. The Company is now considered a shell corporation.

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

NOTE 3 - GOING CONCERN

The Company is in the development stage and has incurred losses since its inception. As of March 31, 2011, the Company had limited amount of cash and a deficit accumulated in the development stage of $1,118,545. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4 - NOTES PAYABLE

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

In October 2010, the Company issued promissory notes (collectively, the “October Notes”) in the principal amounts of $10,000 and $13,000, to FEQ Farms, LLC (“FEQF”) and Capital Growth Investment Trust (“CGIT”), respectively.  The October Notes accrue interest annually at a rate of 3.25% and are payable upon demand by the lenders.

During October 2010, pursuant to a series of securities purchase agreements, the Company sold 46,000 shares of common stock at a purchase price of $0.30 per share for an aggregate purchase price of $13,800.  In lieu of cash payment for the Shares purchased in the Offering by FEQF and CGIT, the Notes payable to FEQF was cancelled and the principal amount outstanding under the October Note payable to CGIT was reduced by $3,800 to $9,200.

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

On January 19, 2011, the Company issued a promissory note to RMS Advisors in the amount of $10,000.  The note accrues interest at the annual rate of 3.25% and is payable on November 30, 2011, or upon demand.  In February and March 2011, the Company issued promissory notes to Capital Growth Investment Trust totaling $12,500, which are due on demand.  The notes accrue interest at 3.25% per annum.

The weighted average interest rate on the Company’s Notes Payable is 3.25% and the average outstanding balance was $32,000.

NOTE 5 - CAPITAL STOCK

Authorized Stock

On March 15, 2011, the stockholders of the Company approved the increase in authorized common stock to 100,000,000 shares.  They also approved the authorization of 20,000,000 shares of preferred stock with a par value of $0.001.

The Company was originally authorized to issue 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. On April 16, 2007, the Company effected a one-for-three reverse split of its common stock. On January 7, 2011, the Company effected a one-for-one hundred fifty reverse split of its common stock. These financial statements and footnotes reflect the January 2011 reverse split as if it occurred at the date of inception.

NOTE 6 - RELATED PARTY TRANSACTION

For the three and six months ended March 31, 2011 and 2010, the Company incurred rent expense of $3,450 and $3,450, respectively, for office space provided by its sole officer.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

NOTE 7 - NONCASH INVESTING AND FINANCING TRANSACTIONS

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

During October 2010, pursuant to a series of securities purchase agreements, the Company sold 46,000 shares of common stock at a value of $0.30 per share for an aggregate value of $13,800.  In lieu of cash payment for the Shares purchased in the Offering by FEQF and CGIT, the $10,000 Notes payable to FEQF was cancelled and the principal amount outstanding under the Note payable to CGIT was reduced by $3,800 to $9,200.

FORWARD-LOOKING STATEMENTS

The information contained in this report on Form 10-Q and in other public statements by the Company and Company officers or directors includes or may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology.

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

In January 2011, our board of directors authorized a 1:150 reverse split of our common stock.  Under the laws of the state of Nevada, when a reverse split is not authorized by a majority of the stockholders, a company is required to reduce the number of authorized shares in proportion to the reverse split.  As a result, the authorized number of shares of our common stock was reduced to 222,223.  All common stock share amounts and common stock per share amounts in this filing have been restated to reflect the 1:150 reverse split as if it had occurred at our inception. In March 2011, our stockholders approved an increase in the number of shares of common stock that we are authorized to issue from 222,223 to 100,000,000.  In addition, our stockholders approved the authorization of 20,000,000 shares of preferred stock.

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

Results of Operations

We currently have no operations.  Our results of operations consist solely of operating expenses.  We incurred a net loss of $35,577 and $64,171 for the three and six months ended March 31, 2011, respectively, as compared to a net loss of $21,378 and $44,635 for the three and six months ended March 31, 2010, respectively.  The increase in net loss was due primarily to an increase in general and administrative expenses.

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

On September 9, 2009, Alan Stier, a shareholder of the Company, loaned to us an amount of $3,300 pursuant to a convertible promissory note (the “Stier Note”).  The Stier Note accrues interest at an annual rate of 6%.  The Stier Note is payable in full on the earlier of (1) the completion of a 1:15 reverse split of the Company’s common stock and the completion of an equity financing of the Company’s securities of a minimum amount of $100,000, or (2) one year from the date of the Stier Note.  The Stier Note has not been paid and is in default.  To date, Mr. Stier has not demanded payment.

Between August 2010 and October 2010, we issued promissory notes (collectively, the “Initial Notes”) in the principal amounts of $10,000, $13,000, $6,000 and $2,500 to FEQ Farms, LLC (“FEQF”), Capital Growth Investment Trust (“CGIT”), DIT Equity Holdings, LLC (“DIT”), and RMS Advisors, Inc., respectively.  The Initial Notes accrue interest annually at a rate of 3.25% and are payable upon demand by the lenders.

During October 2010, pursuant to a series of securities purchase agreements, we sold 66,000 shares of common stock at a value of $0.30 per share for an aggregate purchase price of $19,800.  In lieu of cash payment for the shares purchased in the Offering by FEQF, DIT and CGIT, the Initial Notes payable to FEQF and DIT were cancelled and the principal amount outstanding under the Initial Note payable to CGIT was reduced by $3,800 to $9,200.

On November 29, 2010, we issued a promissory note (the “November Note”) to Capital Growth Investment Trust in the principal amount of $1,000.  During December 2010, we issued promissory notes (the “December Notes”) in the principal amounts of $5,500 and $8,500, respectively, to FEQ Realty, LLC and Capital Growth Investment Trust.  On January 19, 2011, we issued a promissory note (the “January Note”, and together with the December Notes and the November Note, collectively, the “Notes”) to RMS Advisors in the principal amount of $10,000.  The Notes accrue interest at the annual rate of 3.25% and are payable on November 30, 2011, or upon demand.

In February and March 2011, we issued promissory notes to Capital Growth Investment Trust (the “CGIT Notes”) in the aggregate amount of $12,500, which are due on demand.  The CGIT Notes accrue interest at 3.25% per annum.

As of March 31, 2011, we had cash resources of approximately $1,193.  Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources will not be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our stockholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, may be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5.  Other Information.

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

On January 19, 2011, we issued a promissory note (the “January Note”) to RMS Advisors in the principal amount of $10,000.  The January Note accrues interest at the annual rate of 3.25% and is payable on November 30, 2011, or upon demand.

In February and March 2011, we issued promissory notes to Capital Growth Investment Trust (the “CGIT Notes”) in the aggregate amount of $12,500, which are due on demand.  The CGIT Notes accrue interest at 3.25% per annum.

The description of the January Note and CGIT Notes is qualified in its entirety by reference to a copy of the form of promissory notes filed exhibits to this and other reports filed with the Securities and Exchange Commission.

Item 6.  Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit

10.1
Form of Promissory Note issued by the Company in between November 2010 and January 2011 (incorporated by reference to Exhibit 10.3 of the quarterly report on Form 10-Q for the quarter ended December 31, 2010, filed with the Commission on February 11, 2011)

10.2	Form of Promissory Note issued by the Company in February and March 2011

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sydys Corporation

Date: May 11, 2011	By:	/s/ Kenneth J. Koock
Kenneth J. Koock Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.2	Form of Promissory Note issued by the Company in February and March 2011

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended