Form 10-Q
period 2011-06-30
SYDYS CORP
filed 2011-08-15
CIK 1309141

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended :
June 30, 2011

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐  Yes   ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes   ☐     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of August 11, 2011, there were 211,201 shares issued and outstanding of the issuer's common stock, $.001 par value per share.

TABLE OF CONTENTS

SYDYS CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SYDYS CORPORATION
(A Development Stage Company)
 Condensed Balance Sheets
(Unaudited)

	June 30, 2011	September 30, 2010
ASSETS
Current Assets
Cash and cash equivalents	$897	$476

Total Current Assets	$897	$476

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$144,188	$129,795
Accrued expenses – related party	24,150	18,975
Note payable	58,500	11,800

Total Current Liabilities	226,838	160,570

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock: $.001 par value; 20,000,000 shares authorized; and none issued and outstanding	-	-
Common stock: $.001 par value; 100,000,000 shares authorized; and 211,201 and 145,184 issued and outstanding at June 30, 2011 and September 30, 2010, respectively	211	145
Additional paid-in capital	913,869	894,135
Deficit accumulated in the development stage	(1,140,021)	(1,054,374)

Total Stockholders’ Deficit	(225,941)	(160,094)

	$897	$476

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
 Condensed Statements of Operations
(Unaudited)

							February 9,
							2004
	Three Months Ended			Nine Months Ended			(Inception) to
	June 30,			June 30,			June 30,
	2011		2010	2011		2010	2011

Revenues	$		$-	$		$-	$210

Costs of Goods Sold			-			-	150

Gross Profit			-			-	60

Operating Expenses
Accounting and legal fees		9,397	9,750		43,640	31,666	529,780
Consulting fees – related party			-			-	8,349
Consulting fees		9,000	9,000		27,000	27,000	179,500
Share based compensation			-			-	226,900
Bad debt expense			-			-	125,000
General and administrative		3,021	2,225		14,834	6,943	81,055

Total Operating Expenses		21,418	20,975		85,474	65,609	1,150,584

Loss From Operations		(21,418)	(20,975)		(85,474)	(65,609)	(1,150,524)

Interest income (net of interest expense)		(58)	-		(173)	-	10,503

Net Loss to Common Stockholders		$(21,476)	$(20,975)		$(85,647)	$(65,609)	$(1,140,021)

Basic and Diluted Loss per Common Share		$(0.10)	$(0.14)		$(0.42)	$(0.45)	$

Basic and Diluted Weighted Average

Number of Common Shares Outstanding		211,201	145,184		204,627	145,184

See notes to these condensed financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			February 9, 2004
	Nine Months Ended June 30,		(Inception) to
	2011	2010	June 30, 2011

Net Cash Used in Operating Activities	$(66,079)	$-	$(627,703)

Cash Flows from Investing Activities
Collection on note receivable		-	1,010,000
Loan made under notes receivable		-	(1,135,000)

Net Cash Used in Investing Activities	-	-	(125,000)

Cash Flows from Financing Activities
Proceeds from note payable	66,500	-	79,300
Proceeds from note payable - related party		-	1,547
Repayment of note payable		-	(1,000)
Repayment of note payable – related party		-	(1,547)
Issuance of common stock, net of offering costs		-	908,440
Cancellation of common stock, net of refunded offering costs		-	(233,140)

Net Cash Provided by Financing Activities	66,500	-	753,600

Net (Decrease) Increase in Cash and Cash Equivalents	421	-	897

Cash and Cash Equivalents, Beginning of Period	476	186

Cash and Cash Equivalents, End of Period	$897	$186	$897

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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2010 in the Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending September 30, 2011.

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

NOTE 3 - GOING CONCERN

The Company is in the development stage and has incurred losses since its inception. As of June 30, 2011, the Company had limited amount of cash and a deficit accumulated in the development stage of $1,140,021. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

SYDYS CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

NOTE 4 - NOTES PAYABLE

On September 21, 2010, the Company borrowed $6,000 from DIT Equity Holdings, LLC (“DIT”), and issued a promissory note that provided for interest at 3.25% per annum.  The note is payable on demand.  During October 2010, pursuant to a securities purchase agreement, the Company sold 20,000 shares of common stock at a purchase price of $0.30 per share.  In lieu of cash payment for the shares purchased in the offering DIT’s note was cancelled.

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

On May 19, 2011, the Company issued a promissory note to RMS Advisors, Inc. in the amount of $6,000.  The note is due on demand and accrues interest at the annual rate of 3.25%.

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

NOTE 6 - RELATED PARTY TRANSACTION

For the three and nine months ended June 30, 2011 and 2010, the Company incurred rent expense of $1,725 and $5,175, respectively, for office space provided by its sole officer.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

NOTE 7 - NONCASH INVESTING AND FINANCING TRANSACTIONS

On September 21, 2010, the Company borrowed $6,000 from DIT Equity Holdings, LLC (“DIT”), and issued a promissory note that provided for interest at 3.25% per annum.  The note is payable on demand.  During October 2010, pursuant to a securities purchase agreement, the Company sold DIT 20,000 shares of common stock at a value of $0.30 per share.  In lieu of cash payment for the shares purchased in the offering, DIT’s note in the amount of $6,000 was cancelled.

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

Results of Operations

We currently have no operations.  Our results of operations consist solely of operating expenses.  We incurred a net loss of $21,476 and $85,647 for the three and nine months ended June 30, 2011, respectively, as compared to a net loss of $20,975 and $65,609 for the three and nine months ended June 30, 2010, respectively.  The increase in net loss was due primarily to an increase in accounting, legal and consulting fees.

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

On September 9, 2009, Alan Stier, a shareholder of the Company, loaned to us an amount of $3,300 pursuant to a convertible promissory note (the “Stier Note”).  The Stier Note accrues interest at an annual rate of 6%.  The Stier Note is payable in full on the earlier of (1) the completion of a 1:15 reverse split of our common stock and the completion of an equity financing of our securities of a minimum amount of $100,000, or (2) one year from the date of the Stier Note.  The Stier Note has not been paid and is in default.  To date, Mr. Stier has not demanded payment.

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

During October 2010, pursuant to a series of securities purchase agreements, we sold 66,000 shares of common stock at a value of $0.30 per share for an aggregate purchase price of $19,800.  In lieu of cash payment for the shares purchased in the Offering by FEQF, DIT and CGIT, the Notes payable to FEQF and DIT were cancelled and the principal amount outstanding under the Note payable to CGIT was reduced by $3,800 to $9,200.

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

On May 19, 2011, we issued a promissory note to RMS Advisors, Inc. (the “RMS Note”) in the amount of $6,000.  The RMS Note is due on demand and accrues interest at 3.25% per annum.

As of June 30, 2011, we had cash resources of approximately $897.  Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources will not be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our stockholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, may be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5.   Other Information.

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

On May 19, 2011, we issued a promissory note to RMS Advisors (the “RMS Note”) in the principal amount of $6,000.  The RMS Note accrues interest at the annual rate of 3.25% and is payable on demand.

The description of the RMS Note is qualified in its entirety by reference to a copy of the form of promissory note filed as exhibits to this and other reports filed with the Securities and Exchange Commission.

Item 6.   Exhibits.

The following exhibits are included or incorporated by reference herein:

Exhibit No.	Exhibit

10.1	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the quarterly report on Form 10-Q for the quarter ended March 31, 2011, filed with the Commission on May 12, 2011)

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sydys Corporation

Date: August 11, 2011	/s/ Kenneth J. Koock
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