Form 10-K
period 2011-09-30
SYDYS CORP
filed 2012-01-09
CIK 1309141

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:   September 30, 2011

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
   Yes  ☐  No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).Yes  ☒   No  ☐

The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the price at which the common equity was last sold, or the average bid and asked price of the registrant's common stock as reported on Pinksheets on March 31, 2011, was $210,288.     The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed.

As of December 27, 2011, 211,201 shares of the registrant's common stock were outstanding.

SYDYS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED SEPTEMBER 30, 2011

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

We are a development stage company and since inception, have suffered losses from development stage activities to date, and are in need of additional capital.  We have experienced net losses in each fiscal quarter since our inception and as of September 30, 2011, have an accumulated deficit of $1,161,635. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended September 30, 2011 as to the substantial doubt about our ability to continue as a going concern.  As such, we may be required to cease operations in which case you could lose your entire investment.  Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern.  Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

Fiscal Year Ended September 30, 2011	High	Low
Quarter ended September 30	$1.50	$1.50
Quarter ended June 30	1.50	1.50
Quarter ended March 31	22.48	1.50
Quarter ended December 31	37.48	3.00

Fiscal Year Ended September 30, 2010	High	Low
Quarter ended September 30	$14.99	$4.50
Quarter ended June 30	14.99	14.99
Quarter ended March 31	14.99	14.99
Quarter ended December 31	14.99	14.99

The last price of our common stock as reported by Nasdaq on December 27, 2011 was $1.50 per share.

Holders

As of December 27, 2011, the number of stockholders of record of our common stock was 49.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the section captioned Risk Factors” in Item 1A and elsewhere in this report.  The following should be read in conjunction with our audited financial statements and the related notes included elsewhere herein.

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

Results of Operations

We currently have no operations.  Our results of operations consists solely of operating expenses.  We incurred a net loss of $107,261 for the year ended September 30, 2011 as compared to a net loss of $76,319 for the year ended September 30, 2010.  The increase in net loss was due primarily to an increase in accounting and legal fees and general and administrative expenses.

We do not generate any revenue and do not expect to generate any future revenue unless we acquire an operating company.

Liquidity and Capital Resources

At September 30, 2011, we had a working capital deficit of $247,555.  Since inception, we have funded our operations through public and private offerings of our common stock.  Between June 13, 2006 and July 28, 2006, we generated gross proceeds of $896,000 through the issuance of 6,637 shares of our common stock at a purchase price of $135 per share.  In December 2006, we repurchased 756 of these shares for $102,000, or $135 per share.  In January 2007, we repurchased 1,032 of these shares for $139,300, or $135 per share. The foregoing issuances have been adjusted for the 1-for-150 reverse stock split that occurred in January 2011.

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

Between August 2010 and October 2010, we issued promissory notes (collectively, the “Notes”) in the principal amounts of $10,000, $13,000, $6,000 and $2,500 to FEQ Farms, LLC (“FEQ”), Capital Growth Investment Trust (“CGIT”), DIT Equity Holdings, LLC (“DIT”), and RMS Advisors, Inc. (“RMS”), respectively.  The Notes accrue interest annually at a rate of 3.25% and are payable upon demand by the lenders.

During October 2010, pursuant to a series of securities purchase agreements, we sold 440 shares of common stock at a purchase price of $45 per share for an aggregate purchase price of $19,800. In lieu of cash payment for the Shares purchased in the Offering to FEQ, DIT and CGIT, Notes payable to FEQ in the amount of $10,000 and DIT in the amount of $6,000 were cancelled and the principal amount outstanding under a Note payable to CGIT was reduced by $3,800 to $9,200. After consummation of this transaction, FEQ, DIT and CGIT became related parties due to the amount of shares beneficially owned by them. The foregoing issuances have been adjusted for the reverse stock split (150:1) that occurred in January 2011.

On November 29, 2010, we issued a promissory note to Capital Growth Investment Trust in the amount of $1,000. The note accrues interest at the annual rate of 3.25% and was payable on November 30, 2011, or upon demand. On November 30, 2011, the maturity of the note was extended to until completion of an equity raise or upon demand.

During December 2010, we issued promissory notes (collectively the “December Notes”) in the principal amounts of $5,500 and $8,500, to FEQ Realty, LLC (“FEQR”) and Capital Growth Investment Trust (“CGT”). The December Notes accrue interest at the annual rate of 3.25%. The FEQR notes are payable upon demand and the CGT notes were payable on November 30, 2011 or upon demand and maturity was extended on November 30, 2011 to upon completion of an equity raise or upon demand.

During January 2011, we issued a promissory note to RMS in the amount of $10,000. The note accrues interest at the annual rate of 3.25% and is payable upon demand. Between February 2011 and March 2011, we issued promissory notes to CGIT totaling $12,500, which are due on demand. The notes accrue interest at 3.25% per annum.

During May 2011, we issued a promissory note to RMS in the amount of $6,000. The note is due on demand and accrues interest at the annual rate of 3.25%. During July 2011, we issued promissory notes in the principle amounts of $3,000 to RMS and $10,000 to FEQR. The notes accrue interest at the annual rate of 3.25% and are payable on demand.

During October 2011, we issued a promissory note to each of FEQR and RMS in the amount of $2,000.  The note is due on demand and accrues interest at a rate of 3.25%.

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

We have limited cash resources, have incurred losses since inception, and have been unable to execute our business plan.  We will need to raise funds during the next twelve months to execute our business plan.  Due to these and other factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended September 30, 2011 as to the substantial doubt about our ability to continue as a going concern.  In order to continue operations, we must continue to raise the capital necessary to fund our activities and our long-term viability and growth will ultimately depend upon acquiring a successful operating company, as to which there can be no assurance.

As of September 30, 2011, we had cash resources of approximately $848.  Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources will not be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our shareholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

 Critical Accounting Policies and Recent Accounting Pronouncements

For a discussion of our accounting policies and procedures and recent accounting pronouncements, see the footnotes to our financial statements beginning on page F-8.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements at September 30, 2011 and for each of the two years then ended, and the footnotes related thereto, begin on page F-1 of this report.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our chief executive officer concluded that as of September 30, 2011, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our chief executive officer, in order to allow timely decisions regarding required disclosure.

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

Our management, including our chief executive officer, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, which we are not required to provide under applicable SEC rules.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act ) that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth certain information about each of our directors and executive officers.

Kenneth J. Koock, 66, has served as our Chief Executive Officer, President, Secretary, Chief Financial Officer and as a Director of the Company since May 10, 2006. Since March 2003, Mr. Koock has served as President of Kenneth J. Koock & Assoc., a financial consulting firm which assists public and private companies on business and financial matters.  From February to June 2011, Mr. Koock served as a director of Red Mountain Resources, Inc., a publicly-traded oil and gas exploration company.  In April 2010, Mr. Koock was appointed as a director of U.S. Aerospace, a supplier of aircraft components, which deregistered in January 2011.  From 1977 until his retirement in March 2003, Mr. Koock held trading and investment positions with M. H. Meyerson, an investment banking firm, most recently serving as Vice Chairman and Director.  During his nearly 30 year investment banking and corporate finance career, he has developed broad range of experience in capitalizing public and private companies through various stages of fund raising.  Mr. Koock currently serves as the Chairman of the Board of Directors of Angstrom Technologies, Inc, a technology company specializing in security and detection systems whose shares are publicly traded on the pink sheets.  Mr. Koock is also the lead director for Latitude Solutions Group, Inc., a public company involved in water solutions technologies and security solutions involving wireless video streaming software technology, whose shares are traded on the pink sheets. Mr. Koock has been a member of the New York Bar Association since 1966, was a member of the Security Traders Association of New York from 1977 to 2003, and holds Series 7, 63 and 55 NASD licenses.  Mr. Koock earned a Bachelor of Arts degree from Duke University in 1963 and a Juris Doctor degree from St. Johns Law in 1966.

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

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and 10% stockholders are also required by applicable SEC rules to furnish us copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act.  Based solely on our review of the copies of such forms received by us or written representations from such persons that no other reports were required for such persons, we believe that during the fiscal year ended September 30, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were satisfied in a timely fashion.

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

ITEM 11.   EXECUTIVE COMPENSATION

We did not pay any compensation to our executive officers during the fiscal years ended September 30, 2011 or 2010, except that our executive officers were entitled to reimbursement for reasonable business costs and expenses.  We have not issued any options or other equity compensation to any of our executive officers, nor do we currently have any contracts or agreements with any of our executive officers.

Director Compensation

The members of our Board of Directors received no compensation for serving on our Board, except that each director was entitled to reimbursement for the reasonable costs and expenses incurred in attending Board meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 27, 2011, information with respect to the securities holdings of all persons that the Company, pursuant to filings with the SEC and the Company’s stock transfer records, has reason to believe may be deemed the beneficial owner of more than five percent (5%) of the common stock.  The following table also sets forth, as of such date, the beneficial ownership of the common stock by all current officers and directors of the Company, both individually and as a group.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person, subject to the matters set forth in the footnotes to the table below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)

Kenneth J. Koock 7 Orchard Lane Lebanon, NJ 08833	52,000		24.62%

Scott D. Cook 270 N. Denton Tap Road Coppell, TX 75019	0		-

FEQ Gas, LLC 3333 Allen Parkway Houston, TX 77019	39,294	(2)	15.78%

DIT Equity Holdings, LLC 630 West Germantown Pike, #180 Plymouth Meeting, PA 19462	20,000	(3)	9.47%

Capital Growth Investment Trust 29 Otis Street, #108 Boston, MA 02141	12,667	(4)	6.00%

All directors and executive officers as a group (2 persons)	52,000		24.62%

(1)	These percentages have been calculated based on 211,201 shares of common stock outstanding as of December 27, 2011.
(2)
Includes 33,334 shares owned by FEQ Farms, LLC, of which FEQ Gas, LLC is the sole manager.  FEQ Gas, LLC has sole voting and dispositive control over the shares owned by FEQ Farms, LLC and therefore is deemed to indirectly beneficially own such securities.

(3)
DIT Equity Holdings, LLC is currently managed by RMS Investment Group, who, as the sole manager of DIT Equity Holdings, LLC, has voting and dispositive control over the securities owned by DIT Equity Holdings, LLC and therefore is deemed to beneficially own such securities.  Ryan Lee is the President of RMS Investment Group.

(4)
Vicki Appel, the sole trustee of Capital Growth Investment Trust, has sole voting and dispositive power over the securities owned by Capital Growth Investment Trust and therefore is deemed to beneficially own such securities.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Under applicable SEC rules and regulations, Jason Baybutt, Christopher Schilling and Byron L. O'Brien, who formerly served as executive officers and directors of the Company, are considered “promoters” of the Company as they were instrumental in forming and organizing the Company.  In March 2004, we issued 300,000 (12,000 after giving effect to stock splits and reverse stock splits) shares of restricted common stock to Mr. Baybutt for $3,000.  In October 2004, we issued 700,000 (28,000 after giving effect to stock splits and reverse stock splits) shares of restricted common stock to Mr. Schilling for $7,000 and 300,000 (12,000 after giving effect to stock splits and reverse stock splits) shares of restricted common stock to Mr. O’Brien for $3,000.

In August 2007, we issued to Darren Breitkreuz, a director of the Company, an option to purchase 1,667 shares of our common stock.  This option expired ninety days after Mr. Breitkreuz’s resignation from our Board of Directors on August 28, 2008.  In September 2008, we issued 167 shares of our common stock to each of Darren Breitkreuz and Alan Stier.  Messrs. Breitkruz and Stier resigned from the Board of Directors in September 2008.  The foregoing issuances have been adjusted to reflect the 1-for-150 reverse stock split that occurred in January 2011.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services performed by L J Soldinger Associates, LLC for the fiscal years ended September 30, 2011 and September 30, 2010.

	2011	2010
Audit Fees:	$25,000	$35,000

Audit-Related Fees:	0	0

Tax Fees:	0	0

All Other Fees:	0	0

Total:	$25,000	$35,000

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

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

Audit Committee Pre-Approval Procedures

Our Board of Directors serves as our audit committee.  Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit to review the results of their work.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During 2011, all audit and non-audit services performed by our independent accountants were pre-approved by the board of directors in accordance with the foregoing procedures.

ITEM 15. EXHIBITS

The following documents are filed as exhibits to this report.

Exhibit No.	Exhibit

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, Registration No. 333-120893, filed with the Commission on December 1, 2004)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, Registration No. 333-120893, filed with the Commission on December 1, 2004)

3.3	Certificate of Change (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 23, 2007)

3.4	Amended and Restated Articles of Incorporation (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed with the Commission on February 4, 2011)

10.1
Form of Securities Purchase Agreement by and between the Company and Purchasers of Shares in the 2010 Private Offering (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 12, 2010)

10.2
Form of Unsecured Promissory Note issued by the Company to Multiple Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 12, 2010)

10.3
Form of Promissory Note issued by the Company in November and December 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 11, 2011)

10.4
Form of Promissory Note issued by the Company in February and March 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2011)

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

SYDYS CORPORATION

Date: January 9, 2012	By:	/s/ Kenneth J. Koock

Kenneth J. Koock
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth J. Koock
Kenneth J. Koock	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	January 9, 2012

/s/ Scott D. Cook
Scott D. Cook	Director	January 9, 2012

SYDYS CORPORATION
(A Development Stage Entity)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders
Sydys Corporation

We have audited the accompanying balance sheets of Sydys Corporation as of September 30, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended and the period February 9, 2004 (date of inception) through September 30, 2011.  Sydys’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sydys Corporation as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended and the period February 9, 2004 (date of inception) through September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

L J Soldinger Associates, LLC

Deer Park, Illinois
December 28, 2011

SYDYS CORPORATION
(A Development Stage Company)
 Balance Sheets

	September 30,
	2011	2010
ASSETS

Current assets
Cash and cash equivalents	$848	$476

Total current assets	$848	$476

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$150,983	$129,795
Accrued rent – related party	25,875	18,975
Accrued interest – related party	45	-
Notes payable – related party	68,200	-
Notes payable	3,300	11,800

Total current liabilities	248,403	160,570

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $.001 par value; 20,000,000 shares authorized;
and 0 issued and outstanding at September 30, 2011 and 2010	-	-
Common stock; $.001 par value; 100,000,000 shares authorized;
and 211,201 and 145,184 issued and outstanding at
September 30, 2011 and 2010, respectively	211	145
Additional paid-in capital	913,869	894,135
Deficit accumulated in the development stage	(1,161,635)	(1,054,374)

Total stockholders’ deficit	(247,555)	(160,094)

Total liabilities and stockholders’ deficit	$848	$476

The accompanying notes are an integral part of these financial statements.

 SYDYS CORPORATION
(A Development Stage Company)
 Statements of Operations

			February 9, 2004
			(Inception) to
	Year Ended September 30,		September 30,
	2011	2010	2011

Revenues	$-	$-	$210

Costs of goods sold	-	-	150

Gross profit	-	-	60

Operating expenses
Accounting and legal fees	54,273	30,961	540,413
Consulting fees – related party	-	-	8,349
Consulting fees	36,000	36,000	188,500
Share based compensation	-	-	226,900
Bad debt expense	-	-	125,000
Rent expense – related party	6,900	6,900	25,875
General and administrative	9,858	2,247	56,882

Total operating expenses	107,031	76,108	1,171,919

Loss from operations	(107,031)	(76,108)	(1,171,859)

Other income (expense)
Interest income	-	-	10,676
Interest expense	(198)	(211)	(420)
Interest expense – related party	(32)	-	(32)

Total other income (expense)	(230)	(211)	10,224

Net loss	$(107,261)	$(76,319)	$(1,161,635)

Basic and diluted loss per common share	$(0.52)	$(0.53)	$(8.38)

Basic and diluted weighted average number
of common shares outstanding	206,103	145,200	138,684

The accompanying notes are an integral part of these financial statements.

 SYDYS CORPORATION
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at February 9, 2004	12,000	$12	$2,988	$-	$3,000

Issuance of common stock for cash	46,800	47	11,653	-	11,700

Net Loss	-	-	-	(5,149)	(5,149)
Balance at September 30, 2004	58,800	59	14,641	(5,149)	9,551

Issuance of common stock for cash	81,200	81	61,419	-	61,500

Net Loss	-	-	-	(42,886)	(42,886)
Balance at September 30, 2005	140,000	140	76,060	(48,035)	28,165

Issuance of common stock for
cash at $0.90 per share in
private offering during June and
July 2006	6,637	7	895,993	-	896,000
Offering costs on private offering
for issuance of common stock	-	-	(71,680)	-	(71,680)

Net Loss	-	-	-	(185,356)	(185,356)
Balance at September 30, 2006	146,637	147	900,373	(233,391)	667,129

Cancellation of common stock
issued in 2006 private offering
at $0.90 per share	(1,786)	(2)	(241,298)	-	(241,300)
Refund of offering costs as a
result of cancellation of
common stock issued in
2006 private offering	-	-	8,160	-	8,160
Issuance of stock option to a
board director during	-	-	194,400	-	194,400
August 2007

Net Loss	-	-	-	(538,703)	(538,703)
Balance at September 30, 2007	144,851	145	861,635	(772,094)	89,686

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Issuance of common stock in
August 2008	-	-	-	-	-
Issuance of common stock for
services rendered by resigned
Directors – August 2008	333	-	32,500	-	32,500

Net Loss	-	-	-	(128,277)	(128,277)
Balance at September 30, 2008	145,184	145	894,135	(900,371)	(6,091)

Net Loss	-	-	-	(77,684)	(77,684)
Balance at September 30, 2009	145,184	145	894,135	(978,055)	(83,775)

Net Loss	-	-	-	(76,319)	(76,319)
Balance at September 30, 2010	145,184	145	894,135	(1,054,374)	(160,094)

Issuance of common stock for
cancellation of notes at $0.30
per share in lieu of cash
payments in private offering
during October 2010	66,000	66	19,734	-	19,800

Net Loss	-	-	-	(107,261)	(107,261)
Balance at September 30, 2011	211,184	$211	$913,869	$(1,161,635)	$(247,555)

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			February 9, 2004
			(Inception) to
	Year Ended September 30,		September 30,
	2011	2010	2011

Cash flows from operating activities
Net loss	$(107,261)	$(76,319)	$(1,161,635)
Adjustments to reconcile net loss to net cash
used in operating activities:
Share-based compensation	-	-	226,900
Bad debt expense	-	-	125,000
Changes in assets and liabilities:
Accounts payable and accrued expenses	28,133	68,109	168,983

Net cash used in operating activities	$(79,128)	$(8,210)	$(640,752)

Cash flows from investing activities
Collection on note receivable	-	-	1,010,000
Loan made under notes receivable	-	-	(1,135,000)

Net cash provided by (used in) investing activities	-	-	(125,000)

Cash flows from financing activities
Proceeds from note payable	-	8,500	12,800
Proceeds from note payable - related party	79,500	-	81,047
Repayment of note payable	-	-	(1,000)
Repayment of note payable – related party	-	-	(1,547)
Issuance of common stock, net of offering costs	-	-	908,440
Cancellation of common stock, net of
refunded offering costs	-	-	(233,140)

Net cash provided by financing activities	79,500	8,500	766,600

Net (decrease) increase in cash and cash
equivalents	372	290	848

Cash and cash equivalents, beginning of year	476	186	-

Cash and cash equivalents, end of year	$848	$476	$848

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS

Sydys Corporation is a Nevada corporation incorporated on February 9, 2004 and based in Lebanon, New Jersey. The Company's fiscal year end is September 30.

The Company was formed for the purpose of engaging in the on-line advertising business. The Company has been unable to execute its business plan, and has exited the online advertising business. The Company is now considered a shell corporation under applicable rules of the Securities Exchange Commission.

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

Segment Information

The Company has determined it has one reportable operating segment as defined by the Accounting Standards Codification, “Disclosures about Segments of an Enterprise and Related Information”.

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

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

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

Recent Accounting Pronouncements

In December 2010, the FASB issued an accounting standard update 2010-29 that addresses the disclosure of supplementary pro forma information for business combinations. This update clarifies that when public entities are required to disclose pro forma information for business combinations that occurred in the current reporting period, the pro forma information should be presented as if the business combination occurred as of the beginning of the previous fiscal year when comparative financial statements are presented. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company believes that the adoption of this standard will not materially expand the consolidated financial statement footnote disclosures.

NOTE 3 - GOING CONCERN

The Company is in the development stage and has incurred losses since its inception. As of September 30, 2011, the Company had limited amount of cash and a deficit accumulated in the development stage of $1,161,635. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

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

During October 2010, pursuant to a series of securities purchase agreements, we sold 66,000 shares of common stock at a purchase price of $0.30 per share for an aggregate purchase price of $19,800.  In lieu of cash payment for the Shares purchased in the Offering to FEQ, DIT and CGIT, Notes payable to FEQ in the amount of $10,000 and DIT in the amount of $6,000 were cancelled and the principal amount outstanding under a Note payable to CGIT was reduced by $3,800 to $9,200.  The foregoing issuances have been adjusted for the reverse stock split (1:150) that occurred in January 2011.

During November 2010, the Company issued a promissory note to Capital Growth Investment Trust in the amount of $1,000.  The note accrues interest at the annual rate of 3.25% and was payable on November 30, 2011, or upon demand.  The maturity was extended on November 30, 2011 to upon completion of an equity raise or upon demand.  The note holder is a related party.

During December 2010, the Company issued promissory notes (collectively the “December Notes”) in the principal amounts of $5,500 and $8,500, to FEQ Realty, LLC (“FEQR”) and Capital Growth Investment Trust (“CGT”).  The December Notes accrue interest at the annual rate of 3.25%. The FEQR notes are payable upon demand and the CGT notes are payable on November 30, 2011 or upon demand.  The CGT notes were extended on November 30, 2011 to upon completion of an equity raise or upon demand.  The note holders are related parties.

During January 2011, the Company issued a promissory note to RMS Advisors in the amount of $10,000.  The note accrues interest at the annual rate of 3.25% and is payable upon demand.  In February and March 2011, the Company issued promissory notes to Capital Growth Investment Trust totaling $12,500, which are due on demand.  The notes accrue interest at 3.25% per annum.  The note holders are related parties except for RMS Advisors.

During May 2011, the Company issued a promissory note to RMS Advisors, Inc. in the amount of $6,000.  The note is due on demand and accrues interest at the annual rate of 3.25%.

During July 2011, the Company issued promissory notes in the principle amounts of $3,000 to RMS Advisors, Inc. and $10,000 to FEQ Realty, LLC, a related party.  The notes accrue interest at the annual rate of 3.25% and are payable on demand.

The weighted average interest rate on the Company’s Notes Payable is 3.35% and the average outstanding balance was $51,286.  The Company has elected not to record interest expense on notes entered into this year as the amount is immaterial.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

NOTE 5 - CAPITAL STOCK

Authorized Stock

The Company was originally authorized to issue 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. On April 16, 2007, the Company effected a one-for-three reverse split of its common stock. As a result of the reverse split, there are 33,333,333 shares of common stock authorized for issuance.  In January 2011, the Company effected a one for one-hundred-fifty reverse split of its common stock.  As a result of the reverse stock split there are 222,223 shares of common stock authorized for issuance.  The financial statements of the Company have reflected the most recent reverse split as if it occurred at the date of inception.

At a special meeting of shareholders held in March 2011, resolutions were passed that 1) amended the Company’s Articles of Incorporation to increase the authorized shares of common stock for issuances to 100,000,000 from 222,223, and 2) amended the Company’s Articles of Incorporation to authorize 20,000,000 shares of preferred stock.

Share Cancellations

In November 2006 and January 2007, three of the participants in the Company’s June and July 2006 private placement offering surrendered a total of 1,786 shares of common stock to the Company for cancellation, which the Company repurchased for $241,300, the approximate amount originally paid for the stock. As a result of the foregoing, $8,160 of broker fees were refunded to the Company.  The foregoing cancellations have been adjusted for the reverse stock split (1:150) that occurred in January 2011.

Stock Issuance

On August 25, 2008, the Company issued an aggregate of 50,000 shares of its common stock to Darren Breitkreuz and Alan Stier in connection with their resignation as the Company’s board members. The Company valued the common stock based on its stock trading price on the stock issuance date at $0.65 per share for $32,500, which was expensed as share-based compensation.

During October 2010, pursuant to a series of securities purchase agreements, the Company sold 66,000 shares of common stock at a purchase price of $0.30 per share for an aggregate purchase price of $19,800.  In lieu of cash payment for the Shares purchased in the Offering to FEQ, DIT and CGIT, Notes payable to FEQ in the amount of $10,000 and DIT in the amount of $6,000 were cancelled and the principal amount outstanding under the Note payable to CGIT was reduced by $3,800 to $9,200.  After consummation of this transaction these parties became related parties due to the size of their holdings.  The foregoing issuances have been adjusted for the reverse stock split (1:150) that occurred in January 2011.

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

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

The following table summarizes the Company’s stock options activity and related information:

Number of Shares

Balance as of September 30, 2008	1,667
Granted	-
Exercised	-
Expired/forfeit	(1,667)
Balance as of September 30, 2009	0
Granted	-
Exercised	-
Expired/forfeit	-
Balance as of September 30, 2010	0
Granted	-
Exercised	-
Expired/forfeit	-
Balance as of September 30, 2011	0

In connection with the resignation of the board member on August 25, 2008, all then outstanding options expired on November 25, 2008.  As a result, the Company had no options outstanding at September 30, 2009, September 30, 2010 and September 30, 2011.  The foregoing stock option activity has been adjusted for the reverse stock split (1:150) that occurred in January 2011.

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

	2011	2010
Deferred tax asset
Tax benefit arising from net operating loss carryforward	$375,500	$332,800
Deferred compensation	-	-
	375,000	332,800

Less valuation allowance	(375,500)	(332,800)

Net deferred tax asset	$0	$0

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

Income tax benefit (expense) consists of the following at September 30:

	2011	2010
Deferred
Federal	$-	$-
State	-	-
Federal and state benefit of net operating loss carryforward	42,700	31,100
	42,700	31,100

Less (increase) decrease in valuation allowance	(42,700)	(30,700)

Income tax benefit	$0	$0

As of September 30, 2011, the Company had reported net operating loss (“NOL”) carryforwards for tax purposes amounting to approximately $935,000  that may be offset against future taxable income. These NOL carryforwards expire beginning in fiscal 2025 through 2031. However, these carryforwards may be significantly limited due to changes in the ownership of the Company.

Recognition of the benefits of the deferred tax assets will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earning in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $375,500 and $332,800 as of September 30, 2011 and 2010, respectively

The following table presents the principal reasons for the difference between the Company’s effective tax rates and of United States federal statutory income tax rate of 34% at September 30:

	2011	2010

Federal income tax benefit at statutory rate	$(32,800)	$(23,800)
State income tax benefit (net of effect of federal benefit)	(9,900)	(7,300)
Less permanent difference
Valuation allowance	42,700	31,100

Income tax benefit	$-	$-

Effective Income Tax Rate	0%	0%

NOTE 7 – RELATED PARTY TRANSACTION

For the years ended September 30, 2011 and 2010, the Company incurred rent expense of $6,900 and $6,900, respectively, for office space provided by its sole officer.

For the years ended September 30, 2011 and 2010, the Company issued promissory notes to FEQ Farms LLC, DIT Holdings, LLC, FEQ Realty LLC, and Capital Growth Investment Trust, stockholders of the Company, for advances to the Company to meet its working capital needs.  Refer to Note 4 – Notes Payable for additional disclosure.  After consummation of this transaction these parties became related parties due to the size of their holdings.

SYDYS CORPORATION
(A Development Stage Company)
Notes to Financial Statements

The Company issued 66,000 shares of its common stock for the cancellation of notes payable to FEQ Farms LLC and DIT Holdings, LLC and reduction in a note payable to Capital Growth Investment Trust.  Refer to Note 5 – Capital Stock for additional disclosure.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for taxes or interest during the year ended September 30, 2011 and 2010.  The non-cash financing activities of issuance of stock for cancellation of notes payable is disclosed in Note 5 – Capital Stock and Note 4 – Notes Payable.

NOTE 9 – SUBSEQUENT EVENTS NOT DISCLOSED ELSEWHERE

During October 2011, the Company issued promissory notes in the amount of $2,000 to FEQ Realty, LLC and $2,000 to RMS Advisors, Inc.  The notes accrue interest at the annual rate of 3.25% and are due upon demand.

On November 30, 2011, Capital Growth Investment Trust extended the maturity date of four promissory notes from November 30, 2011 or upon demand to until completion of an equity raise or upon demand.

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