Form 10-Q
period 2012-03-31
SYDYS CORP
filed 2012-05-15
CIK 1309141

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended :

March 31, 2012

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

As of May 14, 2012, there were 211,201 shares issued and outstanding of the issuer's common stock, $.001 par value per share.

TABLE OF CONTENTS

SYDYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I - FINANCIAL INFORMATION

Page

Item 1: Financial Statements (Unaudited)	3

Item 2: Management's Discussion and Analysis of Financial Condition	9
and Results of Operations

Item 4: Controls and Procedures	11

PART II - OTHER INFORMATION
Item 5: Other Information	11

Item 6: Exhibits	11

Signatures	12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYDYS CORPORATION

(A Development Stage Company)

 Condensed Balance Sheets

(Unaudited)

	March 31,	September 30,
	2012	2011
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$120	$848

Total Assets	$120	$848

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$186,028	$150,983
Accrued rent - related party	29,893	25,875
Accrued interest - related party	1,940	45
Notes payable - related party	75,200	68,200
Notes payable	3,300	3,300

Total Current Liabilities	296,361	248,403

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock; $.001 par value; 20,000,000 shares authorized;
and 0 issued and outstanding at March 31, 2012 and September 30, 2011	-	-
Common stock; $.001 par value; 100,000,000 shares authorized;
and 211,201 issued and outstanding at
March 31, 2012 and September 30, 2011, respectively	211	211
Additional paid-in capital	913,869	913,869
Deficit accumulated in the development stage	(1,210,321)	(1,161,635)

Total Stockholders’ Deficit	(296,241)	(247,555)

	$120	$848

 * Derived from audited information

See notes to these condensed financial statements.

SYDYS CORPORATION

(A Development Stage Company)

 Condensed Statements of Operations

(Unaudited)

					February 9,
					2004
	Three Months Ended		Six Months Ended		(Inception) to
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$210

Costs of Goods Sold	-	-	-	-	150

Gross Profit	-	-	-	-	60

Operating Expenses
Accounting and legal fees	7,824	22,387	19,164	34,243	559,577
Consulting fees – related party	-	-	-	-	8,349
Consulting fees	9,000	9,000	18,000	18,000	206,500
Share based compensation	-	-	-	-	226,900
Bad debt expense	-	-	-	-	125,000
Rent expense – related party	1,725		3,450		29,325
General and administrative	3,186	4,190	5,506	11,813	62,388

Total Operating Expenses	21,735	35,577	46,120	64,056	1,218,039

Loss From Operations	(21,735)	(35,577)	(46,120)	(64,056)	(1,217,979)

Interest expense, net	(1,940)	(115)	(2,565)	(115)	7,659

Net Loss to Common Stockholders	$(23,675)	$(35,692)	$(48,685)	$(64,171)	$(1,210,320)

Basic and Diluted Loss per Common Share	$(0.11)	$(0.17)	$(0.23)	$(0.32)

Basic and Diluted Weighted Average

Number of Common Shares Outstanding	211,201	211,201	211,201	200,977	211,201

See notes to these condensed financial statements.

SYDYS CORPORATION

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			February 9, 2004
	Six Months Ended		(Inception) to
	March 31,		March 31,
	2012	2011	2012

Net Cash Used in Operating Activities	$(7,187)	$(59,783)	$(648,480)

Cash Flows from Investing Activities
Collection on note receivable	-	-	1,010,000
Loan made under notes receivable	-	-	(1,135,000)

Net Cash Used in Investing Activities	-	-	(125,000)

Cash Flows from Financing Activities
Proceeds from note payable	-		12,800
Proceeds from note payable - related party	7,000	60,500	88,047
Repayment of note payable	-	-	(1,000)
Repayment of note payable - related party	-	-	(1,547)
Issuance of common stock, net of offering costs	-	-	908,440
Cancellation of common stock, net of refunded offering costs	-	-	(233,140)

Net Cash Provided by Financing Activities	7,000	60,500	773,600

Net (Decrease) Increase in Cash and Cash Equivalents	(187)	717	120

Cash and Cash Equivalents, Beginning of Period	307	476	-

Cash and Cash Equivalents, End of Period	$120	$1,193	$120

See notes to these condensed financial statements.

SYDYS CORPORATION

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by Sydys Corporation (the "Company", or Sydys”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All adjustments are of a normal recurring nature. Theses interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 31, 2012 or for any other period. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

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

NOTE 3 - GOING CONCERN

The Company is in the development stage and has incurred losses since its inception. As of March 31, 2012, the Company had limited amount of cash and a deficit accumulated in the development stage of $1,210,321. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

SYDYS CORPORATION

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

NOTE 4 - NOTES PAYABLE

In September 2009, the Company issued a convertible note in the amount of $3,300, with a six percent interest rate per annum.  The principal is due on the earlier of (1) the completion of of 15:1 reverse split of the Company’s common stock and the completion of an equity financing by the Company of a minimum of $100,000 or (2) one year from the date of the note.  The note may be converted at the request of the lender at the per share purchase price, subject to adjustment, upon the completion of an equity financing as described above.  The note has not been paid and is in default.

Between August 2010 and October 2010, we issued promissory notes (collectively, the “Notes”) in the principal amounts of $10,000, $13,000, $6,000 and $2,500 to FEQ Farms, LLC (“FEQ”), Capital Growth Investment Trust (“CGIT”), DIT Equity Holdings, LLC (“DIT”), and RMS Advisors, Inc., respectively.  The Notes accrue interest annually at a rate of 3.25% and are payable upon demand by the lenders.

During October 2010, pursuant to a series of securities purchase agreements, we sold 66,000 shares of common stock at a purchase price of $0.30 per share for an aggregate purchase price of $19,800.  In lieu of cash payment for the shares purchased in the offering to FEQ, DIT and CGIT, Notes payable to FEQ in the amount of $10,000 and DIT in the amount of $6,000 were cancelled and the principal amount outstanding under a Note payable to CGIT was reduced by $3,800 to $9,200.  The foregoing issuances have been adjusted for the reverse stock split (1:150) that occurred in March 2011.

During November 2010, the Company issued a promissory note to Capital Growth Investment Trust in the amount of $1,000.  The note accrues interest at the annual rate of 3.25% and was payable on November 30, 2011, or upon demand.  The maturity was extended on November 30, 2011 to upon completion of an equity raise or upon demand.  The note holder is a related party.

During December 2010, the Company issued promissory notes (collectively the “December Notes”) in the principal amounts of $5,500 and $8,500, to FEQ Realty, LLC (“FEQR”) and CGIT.  The December Notes accrue interest at the annual rate of 3.25%. The FEQR notes are payable upon demand and the CGIT notes are payable on November 30, 2011 or upon demand.  The CGIT notes were extended on November 30, 2011 to upon completion of an equity raise or upon demand.  The note holders are related parties.

During January 2011, the Company issued a promissory note to RMS Advisors (“RMS”) in the amount of $10,000.  The note accrues interest at the annual rate of 3.25% and is payable upon demand.  In February and March 2011, the Company issued promissory notes to CGIT totaling $12,500, which are due on demand.  The notes accrue interest at 3.25% per annum.  The note holders are related parties except for RMS.

During May 2011, the Company issued a promissory note to RMS in the amount of $6,000.  The note is due on demand and accrues interest at the annual rate of 3.25%.

During July 2011, the Company issued promissory notes in the principal amounts of $3,000 to RMS and $10,000 to FEQR, a related party.  The notes accrue interest at the annual rate of 3.25% and are payable on demand.

During October 2011, the Company issued promissory notes in the amount of $2,000 to FEQR and $2,000 to RMS.  The notes accrue interest at the annual rate of 3.25% and are due upon demand.

In January 2012, the Company issued a promissory note in the amount of $3,000 to RMS. The note accrues interest at 3.25% per annum and is due on demand.

NOTE 5 - RELATED PARTY TRANSACTION

For the six months ended March 31, 2012 and 2011, the Company incurred rent expense of $3,450 for office space provided by its sole officer.

On November 30, 2011, Capital Growth Investment Trust extended the maturity date of four promissory notes from November 30, 2011 or upon demand to until completion of an equity raise or upon demand.

FORWARD-LOOKING STATEMENTS

The information contained in this report on Form 10-Q and in other public statements by the Company and Company officers or directors includes or may contain certain forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as may,” will,” expect,” intend,” project,” estimate,” anticipate,” or believe” or the negative thereof or any variation thereon or similar terminology.

Such forward-looking statements are made based on management's beliefs, as well as assumptions made by, and information currently available to, management pursuant to the safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company's actual results, events or financial positions to differ materially from those included within the forward-looking statements.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the availability of capital resources, our ability to identify a suitable operating company to acquire and complete an acquisition of such a company, changes in the securities or capital markets, and other factors disclosed under the caption Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2011 filed with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.  Except as required by law, we undertake no obligation to disclose any revision to these forward-looking statements to reflect events or circumstances after the date made, changes in internal estimates or expectations, or the occurrence of unanticipated events.

Item 2:   Management's Discussion and Analysis of Financial Condition and Results of Operation.

Unless otherwise indicated or the context otherwise requires, all references to Sydys Corporation,” the Company,” we,” us” or our” and similar terms refer to Sydys Corporation and its subsidiaries.

The following Management’s Discussion and Analysis is intended to assist the reader in understanding our results of operations and financial condition.  Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto included above in Item 1 of Part I of this report.

Overview

We were formed in February 2004 for the purpose of engaging in on-line advertising business.  Having been unable to execute our business plan, we have exited this business and are, therefore, considered a shell company under applicable rules of the Securities and Exchange Commission (the SEC”), promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act”).  In that regard, we are actively seeking to complete a business combination with an operating company.

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

Results of Operations

We currently have no operations.  Our results of operations consist solely of operating expenses.  We incurred a net loss of $23,675 and $48,685 for the three and six months ended March 31, 2012, respectively, as compared to a net loss of $35,692 and $64,171 for the three and six months ended March 31, 2011, respectively.  The decrease in net loss was due primarily to a decrease in accounting and legal fees and general and administrative expenses.

Liquidity and Capital Resources

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity.  Unless we acquire an operating company, we do not expect to incur any material capital expenditures during the next twelve months nor do we expect to hire additional employees. As of March 31, 2012, we had a working capital deficit of $296,241.

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

As of March, 2012, we had cash resources of approximately $120.  Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources will not be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our stockholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, may be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sydys Corporation

Date: May 15, 2012	/s/ Kenneth J. Koock
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

