Form 10-Q
period 2012-06-30
SYDYS CORP
filed 2012-08-20
CIK 1309141

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended :

June 30, 2012

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

As of August 17, 2012, there were 211,201 shares issued and outstanding of the issuer's common stock, $.001 par value per share.

TABLE OF CONTENTS

SYDYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYDYS CORPORATION

(A Development Stage Company)

 Condensed Balance Sheets

(Unaudited)

	June 30,	September 30,
	2012	2011
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$1,006	$848

Total Assets	$1,006	$848

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$195,285	$150,983
Accrued rent - related party	33,559	25,875
Accrued interest - related party	691	45
Notes payable - related party	85,200	68,200
Notes payable	3,300	3,300

Total Current Liabilities	318,035	248,403

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock; $.001 par value; 20,000,000 shares authorized; and 0 issued and outstanding at June 30, 2012 and September 30, 2011		-
Common stock; $.001 par value; 100,000,000 shares authorized; and 211,201 issued and outstanding at
June 30, 2012 and September 30, 2011, respectively	211	211
Additional paid-in capital	913,869	913,869
Deficit accumulated in the development stage	(1,231,109)	(1,161,635)

Total Stockholders’ Deficit	(317,029)	(247,555)

	$1,006	$848

 * Derived from audited information

See notes to these condensed financial statements.

SYDYS CORPORATION

(A Development Stage Company)

 Condensed Statements of Operations

(Unaudited)

									February 9,
									2004
	Three Months Ended				Nine Months Ended				(Inception) to
	June 30,				June 30,				June 30,
	2012		2011		2012		2011		2012

Revenues	$		$		$		$		$210

Costs of Goods Sold									150

Gross Profit									60

Operating Expenses
Accounting and legal fees		7,528		9,397		26,692		43,640	567,105
Consulting fees - related party									8,349
Consulting fees		9,000		9,000		27,000		27,000	215,500
Share based compensation									226,900
Bad debt expense									125,000
Rent expense - related party		1,725				5,175			31,050
General and administrative		1,844		3,021		7,350		14,834	64,232

Total Operating Expenses		20,097		21,418		66,217		85,474	1,238,136

Loss From Operations		(20,097)		(21,418)		(66,217)		(85,474)	(1,238,076)

Interest expense, net		(692)		(58)		(3,257)		(173)	6,967

Net Loss to Common Stockholders		$(20,789)		$(21,476)		$(69,474)		$(85,647)	$(1,231,109)

Basic and Diluted Loss per Common Share		$(0.13)		$(0.10)		$(0.33)		$(0.42)

Basic and Diluted Weighted Average

Number of Common Shares Outstanding		211,201		211,201		211,201		204,627	211,201

See notes to these condensed financial statements.

SYDYS CORPORATION

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			February 9, 2004
	Nine Months Ended		(Inception) to
	June 30,		June 30,
	2012	2011	2012

Net Cash Used in Operating Activities	$(16,842)	$(66,079)	$(657,594)

Cash Flows from Investing Activities
Collection on note receivable			1,010,000
Loan made under notes receivable			(1,135,000)

Net Cash Used in Investing Activities			(125,000)

Cash Flows from Financing Activities
Proceeds from note payable			12,800
Proceeds from note payable - related party	17,000	66,500	98,047
Repayment of note payable			(1,000)
Repayment of note payable - related party			(1,547)
Issuance of common stock, net of offering costs			908,440
Cancellation of common stock, net of refunded offering costs			(233,140)

Net Cash Provided by Financing Activities	17,000	66,500	783,600

Net (Decrease) Increase in Cash and Cash Equivalents	158	421	1,006

Cash and Cash Equivalents, Beginning of Period	848	476	0

Cash and Cash Equivalents, End of Period	$1,006	$897	$1,006

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

NOTE 3 - GOING CONCERN

The Company is in the development stage and has incurred losses since its inception. As of June 30, 2012, the Company had limited amount of cash and a deficit accumulated in the development stage of $1,231,109. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

In May 2012, the Company issued two promissory notes in the aggregate amount of $10,000 to CGIT. Both notes accrue interest at 3.25% per annum and are due on demand.

NOTE 5 - RELATED PARTY TRANSACTION

For the nine months ended June 30, 2012 and 2011, the Company incurred rent expense of $ 5,175 for office space provided by its sole officer.

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

Results of Operations

We currently have no operations.  Our results of operations consist solely of operating expenses.  We incurred a net loss of $20,789 and $69,474 for the three and nine months ended June 30, 2012, respectively, as compared to a net loss of $21,476 and $85,647 for the three and nine months ended June 30, 2011, respectively.  The decrease in net loss was due primarily to a decrease in accounting and legal fees and general and administrative expenses.

Liquidity and Capital Resources

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity.  Unless we acquire an operating company, we do not expect to incur any material capital expenditures during the next twelve months nor do we expect to hire additional employees. As of June 30, 2012, we had a working capital deficit of $317,029.

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

During July 2011, we issued promissory notes to RMS and FEQR in the principal amounts of $3,000 and $10,000, respectively. The notes accrue interest at the annual rate of 3.25% and are payable on demand. During October 2011, we issued to each of FEQR and RMS a promissory note in the principal amount of $2,000. The notes are due on demand and accrue interest at a rate of 3.25%.

During January 2012, we issued to RMS a promissory note in the principal amount of $3,000. The note accrues interest at the annual rate of 3.25% and is due on demand.

In May 2012, we issued two promissory notes to CGIT in the aggregate principal amount of $10,000. The notes accrue interest at 3.25% per annum and are due on demand.

As of June 30, 2012, we had cash resources of approximately $1,000.  Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources will not be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our stockholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, may be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5.  Other Information.

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

In May 2012, we issued two promissory notes to CGIT in the aggregate principal amount of $10,000. The notes accrue interest at 3.25% per annum and are due on demand.

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

Sydys Corporation

Date: August 20, 2012	/s/ Kenneth J. Koock
Kenneth J. Koock Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

