Form 10-Q/A
period 2012-06-30
SYDYS CORP
filed 2012-09-06
CIK 1309141

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of September 5, 2012, there were 211,201 shares issued and outstanding of the issuer's common stock, $.001 par value per share.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Sydys Corporation for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the "Form 10-Q") for the sole purpose of furnishing the interactive data files as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events which may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II. OTHER INFORMATION

Exhibit
Number	Description

31.1	Section 302 certification by principal executive and chief financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 20, 2012).

32.1	Section 906 certification by principal executive and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 20, 2012).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

Pursuant to Rule 406T of Regulation S-T, the foregoing interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sydys Corporation

Date: September 6, 2012	/s/ Kenneth J. Koock
Kenneth J. Koock
Chief Executive Officer and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document