Form 10-K
period 2012-09-30
SYDYS CORP
filed 2013-01-14
CIK 1309141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:   September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).Yes  ☒   No  ☐

The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the price at which the common equity was last sold, or the average bid and asked price of the registrant's common stock as reported on Pinksheets on March 31, 2012, was $130,860.     The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed.

As of January 11, 2013, 211,201 shares of the registrant's common stock were outstanding.

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

We are a development stage company and since inception, have suffered losses from development stage activities to date, and are in need of additional capital.  We have experienced net losses in each fiscal quarter since our inception and as of September 30, 2012, have an accumulated deficit of $1,256,175. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended September 30, 2012 as to the substantial doubt about our ability to continue as a going concern.  As such, we may be required to cease operations in which case you could lose your entire investment.  Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern.  Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

There is no active trading market for our common stock.  Our common stock is not eligible for trading on any national or regional securities exchange.  Our common stock is eligible for trading on the OTCQB.  This market tends to be substantially less liquid than national and regional securities exchanges.  To date, there has been very limited trading of our common stock.  We cannot provide you with any assurance that an active trading market for our common stock will develop, or if such a market develops, that it will be sustained.

Applicable SEC Rules governing the trading of “penny stocks” limits the trading and liquidity of our common stock which may affect the trading price of our common stock.

Our common stock currently trades on the OTCQB.  Since our common stock continues to trade below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure document explaining the penny stock market and the associated risks.  Under these regulations, brokers who recommend penny stocks to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.  These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

Our common stock is currently traded on the OCTQB under the symbol “SYYC.”  The following table sets forth the range of high and low bid prices per share of our common stock for each of the calendar quarters identified below as reported by Nasdaq.  These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Year Ended September 30, 2012	High	Low
Quarter ended September 30	$1.50	$1.50
Quarter ended June 30	1.50	1.50
Quarter ended March 31	1.50	1.50
Quarter ended December 31	1.50	1.50

Fiscal Year Ended September 30, 2011	High	Low
Quarter ended September 30	$1.50	$1.50
Quarter ended June 30	1.50	1.50
Quarter ended March 31	22.48	1.50
Quarter ended December 31	37.48	3.00

The last price of our common stock as reported by Nasdaq on December 27, 2012 was $1.50 per share.

Holders

As of January 11, 2013, the number of stockholders of record of our common stock was 50.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

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

Results of Operations

We currently have no operations.  Our results of operations consists solely of operating expenses.  We incurred a net loss of $94,540 for the year ended September 30, 2012 as compared to a net loss of $107,261 for the year ended September 30, 2011.  The decrease in net loss was due primarily to an decrease in accounting and legal fees.

We do not generate any revenue and do not expect to generate any future revenue unless we acquire an operating company.

Liquidity and Capital Resources

At September 30, 2012, we had a working capital deficit of $342,095.  Since inception, we have funded our operations through public and private offerings of our common stock.  Between June 13, 2006 and July 28, 2006, we generated gross proceeds of $896,000 through the issuance of 6,637 shares of our common stock at a purchase price of $135 per share.  In December 2006, we repurchased 756 of these shares for $102,000, or $135 per share.  In January 2007, we repurchased 1,032 of these shares for $139,300, or $135 per share. The foregoing issuances have been adjusted for the 1-for-150 reverse stock split that occurred in January 2011.

On September 9, 2009, Alan Stier, a shareholder of the Company, loaned to us an amount of $3,300 pursuant to a convertible promissory note.  The Note accrues interest at an annual rate of 6%.  The note is payable in full on the earlier of (1) the completion of a 1:15 reverse split of the Company’s common stock and the completion of an equity financing of the Company’s securities of a minimum amount of $100,000, or (2) one year from the date of the note.  The note may be converted, at the lender’s request, at the per share purchase price (subject to adjustments) upon the completion of an equity financing described above. The note has not been repaid and is considered in default.

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

On November 29, 2010, we issued a promissory note to CGIT in the amount of $1,000. The note accrues interest at the annual rate of 3.25% and was payable on November 30, 2011, or upon demand. On November 30, 2011, the maturity of the note was extended to until completion of an equity raise or upon demand.

During December 2010, we issued promissory notes n in the principal amounts of $5,500 and $8,500, to FEQ Realty, LLC (“FEQR”) and CGIT. The notes accrue interest at the annual rate of 3.25%. The FEQR notes are payable upon demand and the CGIT notes were payable on November 30, 2011 or upon demand and maturity was extended on November 30, 2011 to upon completion of an equity raise or upon demand.

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

In August 2012, we issued two promissory notes to CGIT in the aggregate principal amount of $12,000. The notes accrue interest at 3.25% per annum and are due on demand.

In November 2012, we issued a promissory note to CGIT in the principal amount of $14,000. The note accrues interest at 3.25% per annum and is due on demand.

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

We have limited cash resources, have incurred losses since inception, and have been unable to execute our business plan.  We will need to raise funds during the next twelve months to execute our business plan.  Due to these and other factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended September 30, 2012 as to the substantial doubt about our ability to continue as a going concern.  In order to continue operations, we must continue to raise the capital necessary to fund our activities and our long-term viability and growth will ultimately depend upon acquiring a successful operating company, as to which there can be no assurance.

As of September 30, 2012, we had cash resources of approximately $2,792.  Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources will not be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our shareholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

 Critical Accounting Policies and Recent Accounting Pronouncements

For a discussion of our accounting policies and procedures and recent accounting pronouncements, see the footnotes to our financial statements beginning on page F-8.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements at September 30, 2012 and for each of the two years then ended, and the footnotes related thereto, begin on page F-1 of this report.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our chief executive officer concluded that as of September 30, 2012, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our chief executive officer, in order to allow timely decisions regarding required disclosure.

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

Our management, including our chief executive officer, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, which we are not required to provide under applicable SEC rules.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act ) that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth certain information about each of our directors and executive officers.

Kenneth J. Koock, 48 has served as our Chief Executive Officer, President, Secretary, Chief Financial Officer and as a Director of the Company since May 10, 2006. Since March 2003, Mr. Koock has served as President of Kenneth J. Koock & Assoc., a financial consulting firm which assists public and private companies on business and financial matters.  From January 2011 to January 2012, Mr. Koock was a director for Latitude Solutions, Inc., a public company involved in water solutions technologies and security solutions involving wireless video streaming software technology. From February to June 2011, Mr. Koock served as a director of Red Mountain Resources, Inc., a publicly-traded oil and gas exploration company. In April 2010, Mr. Koock was appointed as a director of U.S. Aerospace, a supplier of aircraft components, which deregistered in January 2011.  From 1977 until his retirement in March 2003, Mr. Koock held trading and investment positions with M. H. Meyerson, an investment banking firm, most recently serving as Vice Chairman and Director.  During his nearly 30 year investment banking and corporate finance career, he has developed broad range of experience in capitalizing public and private companies through various stages of fund raising.  Mr. Koock has been a member of the New York Bar Association since 1966, was a member of the Security Traders Association of New York from 1977 to 2003, and holds Series 7, 63 and 55 NASD licenses.  Mr. Koock earned a Bachelor of Arts degree from Duke University in 1963 and a Juris Doctor degree from St. Johns Law in 1966.

Scott D. Cook, 48, has served as a Director of the Company since May 10, 2006.   Since 2005, Mr. Cook has served as the Chief Executive Officer and Chairman of the Board of Directors of Cottonwood Advisors, Inc., a Dallas, Texas based investment banking firm.  From 1996 to 2005, Mr. Cook served as the Chief Executive Officer and Chairman of the Board of Directors of Founders Equity Group, Inc., a Dallas, Texas based investment banking firm.  Prior to Founders Equity, Mr. Cook served as Director of First Southwest Corporation, a Dallas based investment banking firm, where he established the private banking group which provided financial services and advice to high net worth individuals, entrepreneurs and their companies.  Mr. Cook has been in the investment banking business for 16 years working in various capacities including, originating, negotiating and managing transactions totaling in excess of $3 billion, fund management, and negotiating private and public equity placements for public and private issuers.  Mr. Cook has also managed numerous investment funds including Founders Special Opportunities I, Founders Environmental Fund II, Founders Mezzanine III, Founders Partners IV, Founders Cash Management V, and Founders Partners VI.  In July 2010, Trident Growth Fund, L.P. was placed in receivership by the U.S. Small Business Administration.  Mr. Cook is the managing member of Trident Group, LLC, which served as the general partner of Trident Growth Fund, L.P.  Mr. Cook earned a BBA in Finance and Economics in 1984 from Texas Tech University.

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

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and 10% stockholders are also required by applicable SEC rules to furnish us copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act.  Based solely on our review of the copies of such forms received by us or written representations from such persons that no other reports were required for such persons, we believe that during the fiscal year ended September 30, 2012, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were satisfied in a timely fashion.

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

ITEM 11.   EXECUTIVE COMPENSATION

We did not pay any compensation to our executive officers during the fiscal years ended September 30, 2012 or 2011, except that our executive officers were entitled to reimbursement for reasonable business costs and expenses.  We have not issued any options or other equity compensation to any of our executive officers, nor do we currently have any contracts or agreements with any of our executive officers.

Director Compensation

The members of our Board of Directors received no compensation for serving on our Board, except that each director was entitled to reimbursement for the reasonable costs and expenses incurred in attending Board meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 27, 2012, information with respect to the securities holdings of all persons that the Company, pursuant to filings with the SEC and the Company’s stock transfer records, has reason to believe may be deemed the beneficial owner of more than five percent (5%) of the common stock.  The following table also sets forth, as of such date, the beneficial ownership of the common stock by all current officers and directors of the Company, both individually and as a group.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person, subject to the matters set forth in the footnotes to the table below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Kenneth J. Koock 7 Orchard Lane Lebanon, NJ 08833	52,000		24.62%
Scott D. Cook 270 N. Denton Tap Road Coppell, TX 75019	0		-
FEQ Gas, LLC 3333 Allen Parkway Houston, TX 77019	39,294 (2)		15.78%
DIT Equity Holdings, LLC 630 West Germantown Pike, #180 Plymouth Meeting, PA 19462	20,000 (3)		9.47%
Capital Growth Investment Trust 29 Otis Street, #108 Boston, MA 02141	12,667	(4)	6.00%
All directors and executive officers as a group (2 persons)	52,000		24.62%

(1)	These percentages have been calculated based on 211,201 shares of common stock outstanding as of December 27, 2012.
(2)	Includes 33,334 shares owned by FEQ Farms, LLC, of which FEQ Gas, LLC is the sole manager. FEQ Gas, LLC has sole voting and dispositive control over the shares owned by FEQ Farms, LLC and therefore is deemed to indirectly beneficially own such securities.
(3)	DIT Equity Holdings, LLC is currently managed by RMS Investment Group, who, as the sole manager of DIT Equity Holdings, LLC, has voting and dispositive control over the securities owned by DIT Equity Holdings, LLC and therefore is deemed to beneficially own such securities. Ryan Lee is the President of RMS Investment Group.
(4)	Vicki Appel, the sole trustee of Capital Growth Investment Trust, has sole voting and dispositive power over the securities owned by Capital Growth Investment Trust and therefore is deemed to beneficially own such securities.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	0	Not Applicable	0
Equity compensation plans not approved by security holders	0	Not Applicable	0
Total	0	Not Applicable	0

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

On September 9, 2009, Alan Stier, a shareholder of the Company, loaned to us an amount of $3,300 pursuant to a convertible promissory note.  The note accrues interest at an annual rate of 6%.  The note is payable in full on the earlier of (1) the completion of a 1:15 reverse split of the Company’s common stock and the completion of an equity financing of the Company’s securities of a minimum amount of $100,000, or (2) one year from the date of the note.  The note may be converted, at the lender’s request, at the per share purchase price (subject to adjustments) upon the completion of an equity financing described above. To date, the note has not been repaid and is considered in default.

Director Independence

Mr. Cook satisfies the definition of “independent” established by the NYSE MKT as set forth in Section 803 of the NYSE MKT Company Guide.  Mr. Koock does not satisfy the definition of “independent” established by NYSE MKT as set forth in Section 803 of the NYSE MKT Company Guide.  As of the date of the report, we do not maintain a separately designated audit, compensation or nominating committee.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services performed by L J Soldinger Associates, LLC for the fiscal years ended September 30, 2012 and September 30, 2011.

	2012	2011
Audit Fees:	$25,000	$25,000

Audit-Related Fees:	0	0

Tax Fees:	0	0

All Other Fees:	0	0

Total:	$25,000	$25,000

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

ITEM 15. EXHIBITS

The following documents are filed as exhibits to this report.

Exhibit No.	Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, Registration No. 333-120893, filed with the Commission on December 1, 2004)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, Registration No. 333-120893, filed with the Commission on December 1, 2004)
3.3	Certificate of Change (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 23, 2007)
3.4	Amended and Restated Articles of Incorporation (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed with the Commission on February 4, 2011)
101	Form of Promissory Note issued by the Company in November and December 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 11, 2011)
10.2	Form of Promissory Note issued by the Company in February and March 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2011)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005)
21.1**	Subsidiaries of the Company
31.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYDYS CORPORATION

Date: January 11, 2013	By:	/s/ Kenneth J. Koock
Kenneth J. Koock Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth J. Koock
Kenneth J. Koock	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	January 11, 2013

/s/ Scott D. Cook
Scott D. Cook	Director	January 11, 2013

SYDYS CORPORATION

(A Development Stage Entity)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders

Sydys Corporation

We have audited the accompanying balance sheets of Sydys Corporation as of September 30, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended and the period February 9, 2004 (date of inception) through September 30, 2012.  Sydys’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sydys Corporation as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended and the period February 9, 2004 (date of inception) through September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

L J Soldinger Associates, LLC

Deer Park, Illinois
December 27, 2012

SYDYS CORPORATION

(A Development Stage Company)

 Balance Sheets

	September 30,
	2012	2011
ASSETS

Current assets
Cash and cash equivalents	$2,792	$848

Total current assets	$2,792	$848

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$212,305	$150,983
Accrued rent – related party	27,868	25,875
Accrued interest – related party	4,214	45
Notes payable – related party	97,200	68,200
Notes payable	3,300	3,300

Total current liabilities	344,887	248,403

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $.001 par value; 20,000,000 shares authorized;
and 0 issued and outstanding at September 30, 2012 and 2011		-
Common stock; $.001 par value; 100,000,000 shares authorized;
and 211,201 issued and outstanding at
September 30, 2012 and 2011, respectively	211	211
Additional paid-in capital	913,869	913,869
Deficit accumulated in the development stage	(1,256,175)	(1,161,635)

Total stockholders’ deficit	(342,095)	(247,555)

Total liabilities and stockholders’ deficit	$2,792	$848

The accompanying notes are an integral part of these financial statements.

 SYDYS CORPORATION

(A Development Stage Company)

 Statements of Operations

			February 9, 2004
			(Inception) to
	Year Ended September 30,		September 30,
	2012	2011	2012

Revenues	$-	$-	$210

Costs of goods sold	-	-	150

Gross profit	-	-	60

Operating expenses
Accounting and legal fees	34,440	54,273	574,853
Consulting fees – related party		-	8,349
Consulting fees	36,000	36,000	224,500
Share based compensation		-	226,900
Bad debt expense		-	125,000
Rent expense – related party	6,900	6,900	32,775
General and administrative	12,834	9,858	69,716

Total operating expenses	90,174	107,031	1,262,093

Loss from operations	(90,174)	(107,031)	(1,262,033)

Other income (expense)
Interest income	-	-	10,676
Interest expense	(198)	(198)	(618)
Interest expense – related party	(4,168)	(32)	(4,200)

Total other income (expense)	(4,366)	(230)	5,858

Net loss	$(94,540)	$(107,261)	$(1,256,175)

Basic and diluted loss per common share	$(0.45)	$(0.52)	$

Basic and diluted weighted average number
of common shares outstanding	211,201	206,103

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

Issuance of common stock for
cancellation of notes at $0.30
per share in lieu of cash
payments in private offering
during October 2010	66,000	66	19,734	-	19,800

Net Loss	-	-	-	(107,261)	(107,261)
Balance at September 30, 2011	211,184	$211	$913,869	$(1,161,635)	$(247,555)

Net Loss	-	-	-	(94,540)	(94,540)
Balance at September 30, 2012	211,184	$211	$913,869	$(1,256,175)	$(342,095)

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION

(A Development Stage Company)

Statements of Cash Flows

			February 9, 2004
			(Inception) to
	Year Ended September 30,		September 30,
	2012	2011	2012

Cash flows from operating activities
Net loss	$(94,540)	$(107,261)	$(1,256,175)
Adjustments to reconcile net loss to net cash
used in operating activities:
Share-based compensation	-	-	226,900
Bad debt expense	-	-	125,000
Changes in assets and liabilities:
Accounts payable and accrued expenses	67,484	28,133	236,467

Net cash used in operating activities	$(27,056)	$(79,128)	$(667,808)

Cash flows from investing activities
Collection on note receivable	-	-	1,010,000
Loan made under notes receivable	-	-	(1,135,000)

Net cash provided by (used in) investing activities	-	-	(125,000)

Cash flows from financing activities
Proceeds from note payable	-	-	12,800
Proceeds from note payable - related party	29,000	79,500	110,047
Repayment of note payable	-	-	(1,000)
Repayment of note payable – related party	-	-	(1,547)
Issuance of common stock, net of offering costs	-	-	908,440
Cancellation of common stock, net of
refunded offering costs	-	-	(233,140)

Net cash provided by financing activities	29,000	79,500	795,600

Net (decrease) increase in cash and cash
equivalents	1,944	372	2,792

Cash and cash equivalents, beginning of year	848	476	-

Cash and cash equivalents, end of year	$2,792	$848	$2,792

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

Accounting Changes and Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) updated the guidance within ASC 350, Intangibles — Goodwill and Other. The update gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not (> 50% likelihood) that an indefinite-lived intangible asset is impaired. If a company concludes that this is the case, then a quantitative test for impairment must still be performed. Otherwise, a company does not need to perform a quantitative test. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The updated guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted if a company’s financial statements have not yet been issued. As allowed, the Company early adopted the new provisions of this accounting standard for its annual indefinite-lived intangible asset test performed for fiscal 2012, but elected to continue testing these assets using a quantitative analysis. The testing procedures and results are described under Goodwill and Other Intangibles on page 39.

In December 2011, the FASB updated the guidance within ASC 210, Balance Sheet. The update enhances disclosures related to the offsetting of certain assets and liabilities to enable users of financial statements to understand the effect of those arrangements on financial position. The updated guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2014, and adoption is not expected to have a material impact on the consolidated financial statements.

In June 2011, the FASB updated the guidance within ASC 220, Comprehensive Income. The update eliminates the option for companies to report other comprehensive income and its related components in the Statement of Changes in Stockholders’ Equity. Instead, companies have the option to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous Statement of Comprehensive Income or in two separate but consecutive statements. The updated guidance is to be applied retrospectively, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company early adopted the new provisions of this accounting standard during the fourth quarter of fiscal 2012, and adoption did not have a material impact on the consolidated financial statements, as it relates to presentation only.

In May 2011, the FASB updated the guidance within ASC 820, Fair Value Measurements and Disclosures. The update amended and clarified current fair value measurement guidance, and required additional disclosures. The most significant disclosure requirement relates to quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The updated guidance is effective for interim and annual periods beginning after December 15, 2011, and early adoption was not permitted. Accordingly, the Company adopted the new provisions of this accounting standard in the second quarter of fiscal 2012, and adoption did not have a material impact on the consolidated financial statements.

NOTE 3 - GOING CONCERN

The Company is in the development stage and has incurred losses since its inception. As of September 30, 2012, the Company had limited amount of cash and a deficit accumulated in the development stage of $1,256,175. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

During January 2011, the Company issued a promissory note to RMS in the amount of $10,000.  The note accrues interest at the annual rate of 3.25% and is payable upon demand.  In February and March 2011, the Company issued promissory notes to CGIT totaling $12,500, which are due on demand.  The notes accrue interest at 3.25% per annum.  The note holders are related parties except for RMS.

During May 2011, the Company issued a promissory note to RMS in the amount of $6,000.  The note is due on demand and accrues interest at the annual rate of 3.25%.

During July 2011, the Company issued promissory notes in the principle amounts of $3,000 to RMS and $10,000 to FEQR, a related party.  The notes accrue interest at the annual rate of 3.25% and are payable on demand.

During October 2011, the Company issued promissory notes in the amount of $2,000 to FEQR and $2,000 to RMS. The notes accrue interest at the annual rate of 3.25% and are due upon demand.

On November 30, 2011, CGIT extended the maturity date of four promissory notes from November 30, 2011 or upon demand to until completion of an equity raise or upon demand.

In January 2012, the Company issued a promissory note in the amount of $3,000 to RMS. The note accrues interest at 3.25% per annum and is due on demand.

In May 2012, the Company issued two promissory notes in the aggregate amount of $10,000 to CGIT. Both notes accrue interest at 3.25% per annum and are due on demand.

In August 2012, we issued two promissory notes to CGIT in the aggregate principal amount of $12,000. The notes accrue interest at 3.25% per annum and are due on demand.

In November 2012, we issued one promissory note to CGIT in the principal amount of $14,000. The note accrues interest at 3.25% per annum and is due on demand.

The weighted average interest rate on the Company’s Notes Payable is 3.3% and the average outstanding balance was $86,000.

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

SYDYS CORPORATION

(A Development Stage Company)

Notes to Financial Statements

In connection with the resignation of the board member on August 25, 2008, all then outstanding options expired on November 25, 2008.  As a result, the Company had no options outstanding at September 30, 2011 and 2012, respectively.  The foregoing stock option activity has been adjusted for the reverse stock split (1:150) that occurred in January 2011.

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

	2012	2011
Deferred tax asset
Tax benefit arising from net operating loss carryforward	$413,500	$375,500
Deferred compensation	-	-
	413,500	375,000

Less valuation allowance	(413,500)	(375,500)

Net deferred tax asset	$-	$-

SYDYS CORPORATION

(A Development Stage Company)

Notes to Financial Statements

Income tax benefit (expense) consists of the following at September 30:

	2012	2011
Deferred
Federal	$-	$-
State	-	-
Federal and state benefit of net operating loss carryforward	38,000	42,700
	38,000	42,700

Less (increase) decrease in valuation allowance	(38,000)	(42,700)

Income tax benefit	$-	$-

As of September 30, 2012, the Company had reported net operating loss (“NOL”) carryforwards for tax purposes amounting to approximately $1,029,000  that may be offset against future taxable income. These NOL carryforwards expire beginning in fiscal 2025 through 2031. However, these carryforwards may be significantly limited due to changes in the ownership of the Company.

Recognition of the benefits of the deferred tax assets will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earning in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $413,500 and $375,500 as of September 30, 2012 and 2011, respectively.

The following table presents the principal reasons for the difference between the Company’s effective tax rates and of United States federal statutory income tax rate of 34% at September 30:

	2012	2011

Federal income tax benefit at statutory rate	$(29,200)	$(32,800)
State income tax benefit (net of effect of federal benefit)	(8,800)	(9,900)
Less permanent difference	-	-
Valuation allowance	38,000	42,700

Income tax benefit	$-	$-

Effective Income Tax Rate	0%	0%

NOTE 7 – RELATED PARTY TRANSACTION

For the years ended September 30, 2012 and 2011, the Company incurred rent expense of $6,900 and $6,900, respectively, for office space provided by its sole officer.

For the years ended September 30, 2012 and 2011, the Company issued promissory notes to FEQ Farms LLC, DIT Holdings, LLC, FEQ Realty LLC, and Capital Growth Investment Trust, stockholders of the Company, for advances to the Company to meet its working capital needs.  Refer to Note 4 – Notes Payable for additional disclosure.  After consummation of the transaction described below in October 2010, these parties became related parties due to the size of their holdings.

  SYDYS CORPORATION

(A Development Stage Company)

Notes to Financial Statements

In October 2010, the Company issued 66,000 shares of its common stock for the cancellation of notes payable to FEQ Farms LLC and DIT Holdings, LLC and reduction in a note payable to Capital Growth Investment Trust.  Refer to Note 5 – Capital Stock for additional disclosure.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for taxes or interest during the year ended September 30, 2012 and 2011.  The non-cash financing activities of issuance of stock for cancellation of notes payable is disclosed in Note 5 – Capital Stock and Note 4 – Notes Payable.

NOTE 9 – SUBSEQUENT EVENTS NOT DISCLOSED ELSEWHERE

In November 2012, the Company received gross proceeds of $14,000 from the sale of a promissory Note in the same principal amount to Capital Growth Investment Trust. The Note is due on demand and bears interest at the rate of 3.25% per annum.

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

18