Form 10-Q
period 2012-12-31
SYDYS CORP
filed 2013-02-14
CIK 1309141

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended :

December 31, 2012

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

As of February 13, 2013, there were 211,201 shares issued and outstanding of the issuer's common stock, $.001 par value per share.

TABLE OF CONTENTS

SYDYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2012

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYDYS CORPORATION

(A Development Stage Company)

 Condensed Balance Sheets

(Unaudited)

	December 31,	September 30,
	2012	2012
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$740	$2,792

Total Assets	$740	$2,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$218,027	$212,305
Accrued rent - related party	29,593	27,868
Accrued interest - related party	5,511	4,214
Notes payable - related party	111,200	97,200
Notes payable	3,300	3,300

Total Current Liabilities	367,631	344,887

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock; $.001 par value; 20,000,000 shares authorized;
and 0 issued and outstanding at December 31, 2012 and September 30, 2012
Common stock; $.001 par value; 100,000,000 shares authorized;
and 211,201 issued and outstanding at
December 31, 2012 and September 30, 2012 respectively	211	211
Additional paid-in capital	913,869	913,869
Deficit accumulated in the development stage	(1,280,971)	(1,256,175)

Total Stockholders’ Deficit	(366,891)	(342,095)

	$740	$2,792

 * Derived from audited information

See notes to these condensed financial statements.

SYDYS CORPORATION

(A Development Stage Company)

 Condensed Statements of Operations

(Unaudited)

			February 9, 2004
	Three Months Ended		(Inception) to
	December 31,		December 31,
	2012	2011	2012

Revenues	$-	$-	$210

Costs of Goods Sold	-	-	150

Gross Profit	-	-	60

Operating Expenses
Accounting and legal fees	9,672	11,340	584,525
Consulting fees - related party			8,349
Consulting fees	9,000	9,000	233,500
Share based compensation			226,900
Bad debt expense			125,000
Rent expense - related party	1,725	1,725	34,500
General and administrative	3,052	2,319	72,768

Total Operating Expenses	23,449	24,384	1,285,542

Loss From Operations	(23,449)	(24,384)	(1,285,482)

Other income (expense)
Interest income		-	10,676
Interest expense	(50)	-	(668)
Interest expense - related party	(1,297)	(626)	(5,497)

Total other income (expense)	(1,347)	(626)	4,511

Net Loss to Common Stockholders	$(24,796)	$(25,010)	$(1,280,971)

Basic and Diluted Loss per Common Share	$(0.12)	$(0.12)

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	211,201	211,201

See notes to these condensed financial statements.

SYDYS CORPORATION

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			February 9, 2004
	Three Months Ended		(Inception) to
	December 31,		December 31,
	2011	2010	2012

Net Cash Used in Operating Activities	$(16,052)	$(4,541)	$(683,860)

Cash Flows from Investing Activities
Collection on note receivable		-	1,010,000
Loan made under notes receivable		-	(1,135,000)

Net Cash Used in Investing Activities		-	(125,000)

Cash Flows from Financing Activities
Proceeds from note payable			12,800
Proceeds from note payable - related party	14,000	4,000	124,047
Repayment of note payable		-	(1,000)
Repayment of note payable - related party		-	(1,547)
Issuance of common stock, net of offering costs		-	908,440
Cancellation of common stock, net of refunded offering costs		-	(233,140)

Net Cash Provided by Financing Activities	14,000	4,000	809,600

Net (Decrease) Increase in Cash and Cash Equivalents	(2,052)	(541)	740

Cash and Cash Equivalents, Beginning of Period	2,792	848	-

Cash and Cash Equivalents, End of Period	$740	$307	$740

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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2012 in Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending September 30, 2013.

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

NOTE 3 - GOING CONCERN

The Company is in the development stage and has incurred losses since its inception. As of December 31, 2012, the Company had limited amount of cash and a deficit accumulated in the development stage of $1,280,971. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

SYDYS CORPORATION

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

The weighted average interest rate on the Company’s Notes Payable is 3.3% and the average outstanding balance was $107,000.

 NOTE 5 - RELATED PARTY TRANSACTION

For the three months ended December 31, 2012 and 2011, the Company incurred rent expense of $1,750 for office space provided by its sole officer.

For the three months ended December 31, 2012, the Company issued a promissory note Capital Growth Investment Trust, a stockholder of the Company, for advances to the Company to meet its working capital needs.  Refer to Note 4 - Notes Payable for additional disclosure.

NOTE 6 - SUBSEQUENT EVENTS

In January 2013, the Company borrowed $3,000 and issued a promissory note to RMS Advisors, Inc. The promissory note bears interest at 3.25% per annum and is due on demand.

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

Such forward-looking statements are made based on management's beliefs, as well as assumptions made by, and information currently available to, management pursuant to the safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company's actual results, events or financial positions to differ materially from those included within the forward-looking statements.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the availability of capital resources, our ability to identify a suitable operating company to acquire and complete an acquisition of such a company, changes in the securities or capital markets, and other factors disclosed under the caption Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012 filed with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.  Except as required by law, we undertake no obligation to disclose any revision to these forward-looking statements to reflect events or circumstances after the date made, changes in internal estimates or expectations, or the occurrence of unanticipated events.

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

Results of Operations

We currently have no operations.  Our results of operations consist solely of operating expenses.  We incurred a net loss of $24,796 for the three months ended December 31, 2012, as compared to a net loss of $25,010 for the three months ended December 31, 2011.   The decrease in net loss was due primarily to a decrease in accounting and legal fees.

Liquidity and Capital Resources

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity.  Unless we acquire an operating company, we do not expect to incur any material capital expenditures during the next twelve months nor do we expect to hire additional employees. As of December 31, 2012, we had a working capital deficit of $366,891.

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

In January 2013, we issued a promissory note to RMS in the principal amount of $3,000. The note accrues interest at 3.25% per annum and is due on demand.

As of December 31, 2012, we had cash resources of approximately $740.  Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources will not be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our stockholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, may be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2013, we issued a promissory note to RMS in the principal amount of $3,000. The note accrues interest at 3.25% per annum and is due on demand.

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

Sydys Corporation

Date: February 14, 2013	/s/ Kenneth J. Koock
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

