Form 10-Q
period 2013-03-31
SYDYS CORP
filed 2015-02-17
CIK 1309141

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended:

March 31, 2013

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☐ Yes    ☒   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes    ☒   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of February 17, 2015, there were 211,201 shares issued and outstanding of the issuer's common stock, $.001 par value per share.

TABLE OF CONTENTS

SYDYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYDYS CORPORATION

 Condensed Balance Sheets

(Unaudited)

	March 31,	September 30,
	2013	2012
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$725	$2,792

Total Assets	$725	$2,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$226,976	$212,305
Accrued rent - related party	31,225	27,868
Accrued interest - related party	6,943	4,214
Notes payable - related party	117,200	97,200
Notes payable	3,300	3,300

Total Current Liabilities	385,644	344,887

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock; $.001 par value; 20,000,000 shares authorized;
and 0 issued and outstanding at March 31, 2013 and September 30, 2012	-	-
Common stock; $.001 par value; 100,000,000 shares authorized;
and 211,201 issued and outstanding at
March 31, 2013 and September 30, 2012 respectively	211	211
Additional paid-in capital	913,869	913,869
Accumulated deficit	(1,298,999)	(1,256,175)

Total Stockholders’ Deficit	(384,919)	(342,095)

	$725	$2,792

 * Derived from audited information

See notes to these unaudited condensed financial statements.

SYDYS CORPORATION

 Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Revenues	$-	$-

Costs of Goods Sold	-	-

Gross Profit	-	-

Operating Expenses
Accounting and legal fees	-	7,824
Consulting fees	9,000	9,000
Rent expense - related party	1,725	1,725
General and administrative	6,015	3,186

Total Operating Expenses	16,740	21,735

Loss From Operations	(16,740)	(21,735)

Other income (expense)
Interest expense		-
Interest expense - related party	(1,288)	(1,940)

Total other income (expense)	(1,288)	(1,940)

Net Loss to Common Stockholders	$(18,028)	$(23,675)

Basic and Diluted Loss per Common Share	$(0.09)	$(0.11)

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	211,201	211,201

See notes to these unaudited condensed financial statements.

 Condensed Statements of Operations

(Unaudited)

	Six Months Ended
	March 31,
	2013	2012

Revenues	$-	$-

Costs of Goods Sold	-	-

Gross Profit	-	-

Operating Expenses
Accounting and legal fees	9,672	19,164
Consulting fees	18,000	18,000
Rent expense - related party	3,450	3,450
General and administrative	9,067	5,506

Total Operating Expenses	40,189	46,120

Loss From Operations	(40,189)	(46,120)

Other income (expense)
Interest expense	-	-
Interest expense - related party	(2,635)	(2,565)

Total other income (expense)	(2,635)	(2,565)

Net Loss to Common Stockholders	$(42,284)	$(48,685)

Basic and Diluted Loss per Common Share	$(0.20)	$(0.23)

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	211,201	211,201

See notes to these unaudited condensed financial statements.

SYDYS CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,
	2013	2012

Net Cash Used in Operating Activities	$(22,067)	$(7,187)

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from note payable - related party	20,000	7,000

Net Cash Provided by Financing Activities	20,000	7,000

Net (Decrease) Increase in Cash and Cash Equivalents	(2,067)	(187)

Cash and Cash Equivalents, Beginning of Period	2,792	307

Cash and Cash Equivalents, End of Period	$725	$120

See notes to these unaudited condensed financial statements.

SYDYS CORPORATION

Notes to Unaudited Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT NEW ACCOUNTING POLICIES ADOPTED

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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2012 in Form 10-K filed with the Securities and Exchange Commission on January 14, 2013. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending September 30, 2013.

For comparability purposes, certain figures for the prior periods have been reclassified where appropriate to conform to the financial statement presentation used in current reporting period. These reclassifications had no effect on reported net loss.

Development Stage Enterprise – Early Adoption of New Accounting Standard

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer in a development stage that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.  Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.  The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.  The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company adopted ASU No. 2014-10 effective for financial statements issued after January 1, 2015.

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

SYDYS CORPORATION

Notes to Unaudited Condensed Financial Statements

On May 10, 2006, the Company's former management team and board of directors resigned and sold all of their shares of common stock to Kenneth Koock, the then sole executive officer and a director of the Company, which resulted in a change of control.

On August 25, 2008, the Company received the resignation of both Darren Breitkreuz and Alan Stier.   The board now consists of Kenneth J. Koock.

NOTE 3 - GOING CONCERN

The Company has incurred losses since its inception. As of March 31, 2013, the Company had limited amount of cash and an accumulated deficit of $1,298,999. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

SYDYS CORPORATION

Notes to Unaudited Condensed Financial Statements

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

In January and February 2013, we issued two promissory notes to CGIT in the principal amount of $6,000. The notes accrue interest at 3.25% per annum and are due on demand.

The weighted average interest rate on the Company’s Notes Payable is 3.3% and the average outstanding balance was $107,000.

 NOTE 5 - RELATED PARTY TRANSACTION

For the six months ended March 31, 2013 and 2012, the Company incurred rent expense of $3,450 for office space provided by its sole officer.

For the three months ended March 31, 2013, the Company issued a promissory notes Capital Growth Investment Trust, a stockholder of the Company, for advances to the Company to meet its working capital needs.  Refer to Note 4 - Notes Payable for additional disclosure.

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

Results of Operations

We currently have no operations.  Our results of operations consist solely of operating expenses.  We incurred a net loss of $18,028 or ($0.09) per share and $42,284 or ($0.20) per share for the three and six months ended March 31, 2013, respectively as compared to a net loss of $23,675 or ($0.11) per share and $48,685 or ($0.23) per share for the three and six months ended March 31, 2012.   The decrease in net loss was due primarily to a decrease in accounting and legal fees.

Liquidity and Capital Resources

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity.  Unless we acquire an operating company, we do not expect to incur any material capital expenditures during the next twelve months nor do we expect to hire additional employees. As of March 31, 2013, we had a working capital deficit of $384,919.

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

In January and February 2013, we issued two promissory notes to CGIT each in the principal amount of $3,000. The notes accrues interest at 3.25% per annum and is due on demand.

As of March 31, 2013, we had cash resources of approximately $725.  Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources will not be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our stockholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, may be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, our disclosure controls and procedures were not effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5.

Other Information.

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

In February 2013, we issued a promissory note to CGIT in the principal amount of $3,000. The note accrues interest at 3.25% per annum and is due on demand.

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

Sydys Corporation

Date: February 17, 2015	/s/ Kenneth J. Koock
Kenneth J. Koock
Chief Executive Officer and
Chief Financial Officer

