Form 10-Q
period 2013-06-30
SYDYS CORP
filed 2015-02-17
CIK 1309141

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended:

June 30, 2013

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

TABLE OF CONTENTS

SYDYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYDYS CORPORATION

 Condensed Balance Sheets

(Unaudited)

	June 30,	September 30,
	2013	2012
	(Unaudited)	*
ASSETS
Current Assets
Cash	$-	$2,792
Other current assets	625	-

Total Assets	$625	$2,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$235,976	$212,305
Accrued rent - related party	32,950	27,868
Accrued interest - related party	8,259	4,214
Notes payable - related party	117,200	97,200
Notes payable	3,300	3,300

Total Current Liabilities	397,685	344,887

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock; $.001 par value; 20,000,000 shares authorized;
and 0 issued and outstanding at June 30, 2013 and September 30, 2012	-	-
Common stock; $.001 par value; 100,000,000 shares authorized;
and 211,201 issued and outstanding at
June 30, 2013 and September 30, 2012 respectively	211	211
Additional paid-in capital	913,869	913,869
Accumulated deficit	(1,311,140)	(1,256,175)

Total Stockholders’ Deficit	(397,060)	(342,095)

	$625	$2,792

 * Derived from audited information

See notes to these unaudited condensed financial statements.

SYDYS CORPORATION

 Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	June 30,
	2013	2012

Revenues	$-	$-

Costs of Goods Sold	-	-

Gross Profit	-	-

Operating Expenses
Accounting and legal fees	-	7,528
Consulting fees	9,000	9,000
Rent expense - related party	1,725	1,725
General and administrative	100	1,844

Total Operating Expenses	10,825	20,097

Loss From Operations	(10,825)	(20,097)

Other income (expense)
Interest expense
Interest expense - related party	(1,317)	(692)

Total other income (expense)	(1,317)	(692)

Net Loss to Common Stockholders	$(12,142)	$(20,789)

Basic and Diluted Loss per Common Share	$(0.06)	$(0.10)

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	211,201	211,201

See notes to these unaudited condensed financial statements.

SYDYS CORPORATION

 Condensed Statements of Operations

(Unaudited)

	Nine Months Ended
	June 30,
	2013	2012

Revenues	$-	$-

Costs of Goods Sold	-	-

Gross Profit	-	-

Operating Expenses
Accounting and legal fees	9,672	26,692
Consulting fees	27,000	27,000
Rent expense - related party	5,175	5,175
General and administrative	9,166	7,350

Total Operating Expenses	51,013	66,217

Loss From Operations	(51,013)	(66,217)

Other income (expense)
Interest expense	-
Interest expense - related party	(3,952)	(3,257)

Total other income (expense)	(3,952)	(3,257)

Net Loss to Common Stockholders	$(54,965)	$(69,474)

Basic and Diluted Loss per Common Share	$(0.26)	$(0.33)

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	211,201	211,201

See notes to these unaudited condensed financial statements.

SYDYS CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30,
	2013	2012

Net Cash Used in Operating Activities	$(22,792)	$(16,842)

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from note payable - related party	20,000	17,000

Net Cash Provided by Financing Activities	20,000	17,000

Net (Decrease) Increase in Cash and Cash Equivalents	(2,792)	158

Cash and Cash Equivalents, Beginning of Period	2,792	848

Cash and Cash Equivalents, End of Period	$-	$1,006

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

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.  Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.  The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.  The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company adopted ASU No. 2014-10 effective for financial statements considered issued after January 1, 2015.

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

On August 25, 2008, the Company received the resignation of both Darren Breitkreuz and Alan Stier.   The board now consists of Kenneth J. Koock.

NOTE 3 - GOING CONCERN

The Company has incurred losses since its inception. As of June 30, 2013, the Company had limited amount of cash and a deficit accumulated in the development stage of $1,311,140. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4 - NOTES PAYABLE

In September, 2009, the Company issued a convertible note (the “Note”) in the amount of $3,300, with a Nine percent interest rate per annum.  The principle is due on the earlier of (1) the completion of 15:1 reverse split of the Company’s common stock and the completion of an equity financing by the Company of a minimum of $100,000 or (2) one year from the date of the note.  The note may be converted at the request of the Lender at the per share purchase price, subject to adjustment, upon the completion of an equity financing as described above.  The Note has not been paid and is in default.

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

In January and February 2013, we issued two promissory notes to CGIT in the principal amount of $6,000. The notes accrues interest at 3.25% per annum and are due on demand.

The weighted average interest rate on the Company’s Notes Payable is 3.3% and the average outstanding balance was $107,000.

 NOTE 5 - RELATED PARTY TRANSACTION

For the nine months ended June 30, 2013 and 2012, the Company incurred rent expense of $5,175 for office space provided by its sole officer.

For the nine months ended June 30, 2013, the Company issued three promissory notes to Capital Growth Investment Trust, a stockholder of the Company, for advances to the Company to meet its working capital needs.  Refer to Note 4 - Notes Payable for additional disclosure.

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

Results of Operations

We currently have no operations.  Our results of operations consist solely of operating expenses.  We incurred a net loss of $12,142 or ($0.06) per share and $54,965 or ($0.26) per share for the three and Nine months ended June 30, 2013, respectively as compared to a net loss of $20,789 or ($0.10) per share and $69,474 or ($0.33) per share for the three and nine months ended June 30, 2012, respectively.   The decrease in net loss was due primarily to a decrease in accounting and legal fees.

Liquidity and Capital Resources

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity.  Unless we acquire an operating company, we do not expect to incur any material capital expenditures during the next twelve months nor do we expect to hire additional employees. As of June 30, 2013, we had a working capital deficit of $397,060.

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

As of June 30, 2013, we had zero cash resources and had closed our sole bank account.  Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources will not be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our stockholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, may be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013, our disclosure controls and procedures were not effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

