Form 10-K
period 2013-09-30
SYDYS CORP
filed 2015-02-17
CIK 1309141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:   September 30, 2013

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).Yes   ☒    No   ☐

The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the price at which the common equity was last sold, or the average bid and asked price of the registrant's common stock as reported on Pinksheets on February 17, 2015, was $$176,713. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed.

As of February 17, 2015, 211,201 shares of the registrant's common stock were outstanding.

SYDYS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED SEPTEMBER 30, 2013

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

Current Business

At this time, we have no operations, have only nominal assets, and our liabilities consist of accounts payable, accrued expenses and notes payable.  Since May 2006, our operations have consisted solely of identifying and completing a business combination with an operating company and compliance with our reporting obligations under federal securities laws.

In February 2015, the Company entered into an Asset Purchase Agreement (“APA”) with the sole proprietor of OverAdMedia (“OAM”) to acquire substantially all of the assets and assume substantially all of the liabilities of the OAM business in exchange for the issuance of 10 million shares of the Company’s common stock, which are to be issued upon the satisfaction of certain requirements contained in the APA (the “Transaction”).  The APA requires that the Company’s liabilities not exceed $1,000, other than a $40,000 advance from OAM, at the time of the Transaction.  As a condition of the APA, OAM agreed to advance $40,000 to the Company and agreed to allow the Company to issue up to 1,500,000 shares of its common stock in order to reduce the outstanding liabilities to less than $1,000.  An additional condition to the close of the Transaction is that the Company become current in its filings under the 1934 Securities and Exchange Act.  The issuance of the shares under the APA will result in a change in control of the Company as the OAM principals will control greater than 50% of the issued and outstanding stock of the Company, whereby for accounting purposes, the acquisition will be treated as a recapitalization of OAM.

In February 2015, as part of the requirements under the APA, the Company negotiated settlements of all of the outstanding principal in notes payable of $120,500 plus all accrued interest through the date of closing of the APA (which amounted to $15,381 as of September 30, 2014) and approximately $225,000 for accounts payable and accrued expenses and will issue 1,496,666 shares of the Company’s common stock.

OverAdMedia operates in the digital media and online advertising space and operates out of Seattle, Washington.

Employees and Consultants

We do not have any employees.  We utilize the services of various consultants who provide, among other things, corporate secretary and accounting services to the Company.  Since we do not have any significant operations, until we complete the acquisition of OverAdMedia, we do not intend to retain any additional personnel.

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

We have no operations, will not generate any revenue until we complete our proposed business combination with OverAdMedia, and need additional capital to fund our activities.

We have experienced net losses in each fiscal quarter since our inception, and we expect to continue to incur losses for the foreseeable future.  Until we complete our business combination with OverAdMedia, we will not generate any revenues in the future and we will continue to incur expenses related to identifying and acquiring an operating company and compliance with our reporting obligations under applicable federal securities laws.  We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all.  If we cannot raise funds on acceptable terms, we may not be able to continue to execute our plan to acquire an operating company and in the extreme case, liquidate the Company.

We may not be able to acquire an operating company and if we complete such an acquisition, we expect that we will need to raise additional capital.

Our sole business objective is to acquire an operating company.  As of the date of this report, we have identified and evaluated potential acquisition targets, engaged in discussions and due diligence activities regarding the acquisition of an operating company, and have entered into an Asset Purchase Agreement with OverAdMedia.  There can be no assurance that we will be able to consummate the transaction.  In the event that we complete the acquisition, we expect that we will need to raise substantial additional capital.  We intend to rely on external sources of financing to meet any capital requirements and to obtain such funding through the debt and equity markets.  We cannot assure you that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms, if at all.  If we fail to obtain such necessary funding, any such acquisition may not be successful.

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

There is no active trading market for our common stock.  Our common stock is not eligible for trading on any national or regional securities exchange.  Our common stock is eligible for trading on the Pink Sheets.  This market tends to be substantially less liquid than national and regional securities exchanges.  To date, there has been very limited trading of our common stock.  We cannot provide you with any assurance that an active trading market for our common stock will develop, or if such a market develops, that it will be sustained.

Applicable SEC Rules governing the trading of “penny stocks” limits the trading and liquidity of our common stock which may affect the trading price of our common stock.

Our common stock currently trades on the Pink Sheets.  Since our common stock continues to trade below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure document explaining the penny stock market and the associated risks.  Under these regulations, brokers who recommend penny stocks to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.  These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

ITEM 2.  PROPERTIES

Our principal executive office is located at 7 Orchard Lane, Lebanon, New Jersey 08833.  This space is provided by our Sole Director and Executive Officer for a monthly fee of $575.  Upon consummation of our acquisition of OverAdMedia, our principal executive offices will be moving to Seattle, Washington.

ITEM 3.   LEGAL PROCEEDINGS

We are not a party to any material pending legal proceeding, nor are we aware of any proceeding contemplated by any governmental authority involving us.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

Our common stock is currently traded on the Pink Sheets under the symbol “SYYC.”  The following table sets forth the range of high and low bid prices per share of our common stock for each of the calendar quarters identified below as reported by Nasdaq.  These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Year Ended September 30, 2013	High	Low
Quarter ended September 30	$1.11	$1.11
Quarter ended June 30	1.11	1.11
Quarter ended March 31	1.11	1.11
Quarter ended December 31	1.50	1.50

Fiscal Year Ended September 30, 2012	High	Low
Quarter ended September 30	$1.50	$1.50
Quarter ended June 30	1.50	1.50
Quarter ended March 31	1.50	1.50
Quarter ended December 31	1.50	1.50

The last price of our common stock as reported by the Pink Sheets on February 17, 2015 was $1.11 per share.

Holders

As of February 17, 2015, the number of stockholders of record of our common stock was 50.

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

We no longer have a bank account, have incurred losses since inception, and have been unable to execute our business plan.  We will need to raise funds during the next twelve months to execute our business plan to acquire an operating company.  In order to continue operations, we must continue to raise the capital necessary to fund our activities and our long-term viability and growth will ultimately depend upon acquiring a successful operating company, as to which there can be no assurance.

Plan to Acquire an Operating Company

Our current business plan consists solely of identifying and acquiring a suitable operating company and compliance with our reporting obligations under federal securities laws.

In February 2015, the Company entered into an Asset Purchase Agreement (“APA”) with the sole proprietor of OverAdMedia (“OAM”) to acquire substantially all of the assets and assume substantially all of the liabilities of the OAM business in exchange for the issuance of 10 million shares of the Company’s common stock, which are to be issued upon the satisfaction of certain requirements contained in the APA (the “Transaction”).  The APA requires that the Company’s liabilities not exceed $1,000, other than a $40,000 advance from OAM, at the time of the Transaction.  As a condition of the APA, OAM agreed to advance $40,000 to the Company and agreed to allow the Company to issue up to 1,500,000 shares of its common stock in order to reduce the outstanding liabilities to less than $1,000.  An additional condition to the close of the Transaction is that the Company become current in its filings under the 1934 Securities and Exchange Act.  The issuance of the shares under the APA will result in a change in control of the Company as the OAM principals will control greater than 50% of the issued and outstanding stock of the Company, whereby for accounting purposes, the acquisition will be treated as a recapitalization of OAM.

In February 2015, as part of the requirements under the APA, the Company negotiated settlements of all of the outstanding principal in notes payable of $120,500 plus all accrued interest through the date of closing of the APA (which amounted to $15,381 as of September 30, 2014) and approximately $225,000 for accounts payable and accrued expenses and will issue 1,496,666 shares of the Company’s common stock.

OverAdMedia operates in the digital media and online advertising space and operates out of Seattle, Washington.

Results of Operations

We currently have no operations capable of generating revenues.  Our results of operations consists solely of operating expenses.  We incurred a net loss of $67,011 for the year ended September 30, 2013 as compared to a net loss of $94,540 for the year ended September 30, 2012.  The decrease in net loss was due primarily to a decrease in accounting and legal fees as we went dormant after the first quarter of fiscal year.

Liquidity and Capital Resources

At September 30, 2013, we had a working capital deficit of $409,106.  Since inception, we have funded our operations through public and private offerings of our common stock and the issuance of promissory notes.

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

Between August 2010 and September 30, 2011 we issued promissory notes to three separate stockholders, RMS Advisors, Inc. (“RMS”), Capital Growth Investment Trust (“CGIT”) and FEQ Realty, LLC (“FEQ”) with balances outstanding as of September 30, 2011 of $21,500, $31,200 and $15,500 respectively.  All of these notes bear interest at annual rate of 3.25% and are due on demand.  No assets or liabilities are pledged nor are there any negative covenants associated with these loans.

During the year ended September 30, 2012, the Company issued promissory notes in the aggregate principal amount of $5,000, $22,000 and $2,000 to RMS, CGIT and FEQ, respectively, and received proceeds in the same amount.  All of the notes bear interest at the rate of 3.25% per annum and are due on demand.  No assets or liabilities are pledged nor are there any negative covenants associated with these loans.

During the year ended September 30, 2013, the Company issued promissory notes in the aggregate principal amount of $20,000 to CGIT and received proceeds in the same amount.  All of the notes bear interest at the rate of 3.25% per annum and are due on demand.  No assets or liabilities are pledged nor are there any negative covenants associated with these loans.

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

We have no cash resources and as of September 30, 2013 had closed our sole bank account, have incurred losses since inception, and have been unable to execute our business plan.  We will need to raise funds during the next twelve months to execute our business plan.  Due to these and other factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended September 30, 2013 as to the substantial doubt about our ability to continue as a going concern.  In order to continue operations, we must continue to raise the capital necessary to fund our activities and our long-term viability and growth will ultimately depend upon acquiring a successful operating company, as to which there can be no assurance.

As of September 30, 2013, we had cash resources of zero and had closed our only bank account.  Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources will not be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our shareholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

 Critical Accounting Policies and Recent Accounting Pronouncements

For a discussion of our accounting policies and procedures and recent accounting pronouncements, see the footnotes to our financial statements beginning on page F-7.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements at September 30, 2013 and for each of the two years then ended, and the footnotes related thereto, begin on page F-1 of this report.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our chief executive officer concluded that as of September 30, 2013, our disclosure controls and procedures were not effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our chief executive officer, in order to allow timely decisions regarding required disclosure.

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

Our management, including our chief executive officer, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2013.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, which we are not required to provide under applicable SEC rules.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act ) that occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No member of our board of directors is an “audit committee financial expert.”  We currently have no employees.  Kenneth J. Koock, our sole executive officer and member of our board of directors, is actively involved in our business.  We conduct minimal operations, have limited financial resources and expect that we would have to expend significant financial resources, including obtaining and maintaining directors and officers liability insurance, to attract and retain an individual who qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act.  In light of the foregoing, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert” would be outweighed by the costs of retaining such a person.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and 10% stockholders are also required by applicable SEC rules to furnish us copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act.  Based solely on our review of the copies of such forms received by us or written representations from such persons that no other reports were required for such persons, we believe that during the fiscal year ended September 30, 2013, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were satisfied in a timely fashion.

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

ITEM 11.   EXECUTIVE COMPENSATION

We did not pay any compensation to our executive officers during the fiscal years ended September 30, 2013 or 2012, except that our executive officers were entitled to reimbursement for reasonable business costs and expenses.  We have not issued any options or other equity compensation to any of our executive officers, nor do we currently have any contracts or agreements with any of our executive officers.

Director Compensation

The members of our Board of Directors received no compensation for serving on our Board, except that each director was entitled to reimbursement for the reasonable costs and expenses incurred in attending Board meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 17, 2015, information with respect to the securities holdings of all persons that the Company, pursuant to filings with the SEC and the Company’s stock transfer records, has reason to believe may be deemed the beneficial owner of more than five percent (5%) of the common stock.  The following table also sets forth, as of such date, the beneficial ownership of the common stock by all current officers and directors of the Company, both individually and as a group.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person, subject to the matters set forth in the footnotes to the table below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Kenneth J. Koock 7 Orchard Lane Lebanon, NJ 08833	52,000		24.62%
FEQ Gas, LLC 3333 Allen Parkway Houston, TX 77019	39,294 (2)		15.78%
DIT Equity Holdings, LLC 630 West Germantown Pike, #180 Plymouth Meeting, PA 19462	20,000 (3)		9.47%
Capital Growth Investment Trust 29 Otis Street, #108 Boston, MA 02141	12,667	(4)	6.00%
All directors and executive officers as a group (2 persons)	52,000		24.62%

(1)	These percentages have been calculated based on 211,201 shares of common stock outstanding as of February 17, 2015.
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

Between August 2010 and September 30, 2011 we issued promissory notes to three separate stockholders, RMS Advisors, Inc. (“RMS”), Capital Growth Investment Trust (“CGIT”) and FEQ Realty, LLC (“FEQ”) with balances outstanding as of September 30, 2011 of $21,500, $31,200 and $15,500 respectively.  All of these notes bear interest at annual rate of 3.25% and are due on demand.  No assets or liabilities are pledged nor are there any negative covenants associated with these loans.

During the fiscal year ending September 30, 2012, the Company issued promissory notes in the aggregate amount of $2,000, $5,000 and $22,000 to FEQ, RMS and CGIT, respectively.  All of the notes bear interest at an annual rate of 3.25% and are due on demand.

During the fiscal year ending September 30, 2013, the Company issued promissory notes in the aggregate amount of $20,000 to CGIT.  All of the notes bear interest at an annual rate of 3.25% and are due on demand.

Director Independence

Mr. Koock does not satisfy the definition of “independent” established by NYSE MKT as set forth in Section 803 of the NYSE MKT Company Guide.  As of the date of the report, we do not maintain a separately designated audit, compensation or nominating committee.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services performed by L J Soldinger Associates, LLC for the fiscal years ended September 30, 2013 and September 30, 2012.

	2013	2012
Audit Fees:	$6,250	$25,000

Audit-Related Fees:	0	0

Tax Fees:	0	0

All Other Fees:	0	0

Total:	$6,250	$25,000

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

Audit Committee Pre-Approval Procedures

Our Board of Directors serves as our audit committee.  Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit to review the results of their work.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During 2013, all audit and non-audit services performed by our independent accountants were pre-approved by the board of directors in accordance with the foregoing procedures.

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

SYDYS CORPORATION

Date: February 17, 2015	By:	/s/ Kenneth J. Koock
Kenneth J. Koock Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth J. Koock
Kenneth J. Koock	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	February 17, 2015

SYDYS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders

Sydys Corporation

We have audited the accompanying balance sheets of Sydys Corporation as of September 30, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended.  Sydys’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sydys Corporation as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ L J Soldinger Associates, LLC
L J Soldinger Associates, LLC

Deer Park, Illinois
February 17, 2015

SYDYS CORPORATION

Balance Sheets

	September 30,
	2013	2012
ASSETS

Current assets
Cash and cash equivalents	$-	$2,792
Other current assets	625	-

Total current assets	$625	$2,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$244,976	$212,305
Accrued rent - related party	34,675	27,868
Accrued interest - related party	9,580	4,214
Notes payable - related party	117,200	97,200
Notes payable	3,300	3,300

Total current liabilities	409,731	344,887

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $.001 par value; 20,000,000 shares authorized;
and 0 issued and outstanding at September 30, 2013 and 2012
Common stock; $.001 par value; 100,000,000 shares authorized;
and 211,201 issued and outstanding at
September 30, 2013 and 2012, respectively	211	211
Additional paid-in capital	913,869	913,869
Accumulated deficit	(1,323,186)	(1,256,175)

Total stockholders’ deficit	(409,106)	(342,095)

Total liabilities and stockholders’ deficit	$625	$2,792

The accompanying notes are an integral part of these financial statements.

 SYDYS CORPORATION

Statements of Operations

	Year Ended September 30,
	2013	2012

Revenues	$-	$-

Costs of goods sold	-	-

Gross profit	-	-

Operating expenses
Accounting and legal fees	9,672	34,440
Consulting fees	36,000	36,000
Rent expense - related party	6,900	6,900
General and administrative	9,166	12,834

Total operating expenses	61,738	90,174

Loss from operations	(61,738)	(90,174)

Other income (expense)
Interest income		-
Interest expense	(198)	(198)
Interest expense - related party	(5,075)	(4,168)

Total other income (expense)	(5,273)	(4,366)

Net loss	$(67,011)	$(94,540)

Basic and diluted loss per common share	$(0.32)	$(0.45)

Basic and diluted weighted average number
of common shares outstanding	211,201	211,201

The accompanying notes are an integral part of these financial statements.

 SYDYS CORPORATION

Statements of Stockholders’ Equity (Deficit)

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at September 30, 2011	211,184	$211	$913,869	$(1,161,635)	$(247,555)

Net Loss	-	-	-	(94,540)	(94,540)
Balance at September 30, 2012	211,184	$211	$913,869	$(1,256,175)	$(342,095)

Net Loss	-	-	-	(67,011)	(67,011)
Balance at September 30, 2013	211,184	$211	$913,869	$(1,323,175)	$(409,106)

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION

Statements of Cash Flows

	Year Ended September 30,
	2013	2012

Cash flows from operating activities
Net loss	$(67,011)	$(94,540)
Changes in assets and liabilities:
Other current assets	(625)
Accounts payable and accrued expenses	44,844	67,484

Net cash used in operating activities	$(22,792)	$(27,056)

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
Proceeds from note payable - related party	20,000	29,000

Net cash provided by financing activities	20,000	29,000

Net (decrease) increase in cash and cash
equivalents	(2,792)	1,944

Cash and cash equivalents, beginning of year	2,792	848

Cash and cash equivalents, end of year	$-	$2,792

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

On May 10, 2006, the Company's former management team and board of directors resigned and sold all of their shares of common stock to Kenneth Koock, the sole executive officer and director of the Company, which resulted in a change of control.

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

SYDYS CORPORATION

Notes to Financial Statements

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

Notes to Financial Statements

 NOTE 3 - NOTES PAYABLE

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

Between August 2010 and September 30, 2011 we issued promissory notes to three separate stockholders, RMS Advisors, Inc. (“RMS”), Capital Growth Investment Trust (“CGIT”) and FEQ Realty, LLC (“FEQ”) with balances outstanding as of September 30, 2011 of $21,500, $31,200 and $15,500 respectively.  All of these notes bear interest at annual rate of 3.25% and are due on demand.  No assets or liabilities are pledged nor are there any negative covenants associated with these loans.

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

None of the notes issued in fiscal year 2012 and 2013 required the Company to pledge any assets or liabilities nor did any of the notes contain any negative covenants.

The weighted average interest rate on the Company’s Notes Payable is 3.3% and the average outstanding balance was approximately $110,000 in the fiscal year ended September 30, 2013.

NOTE 4 - CAPITAL STOCK

Authorized Stock

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

Stock Options

 In connection with the resignations of our board members in 2008, all then outstanding options expired in 2008.  As a result, the Company had no options outstanding at September 30, 2013 and 2012, respectively.

SYDYS CORPORATION

Notes to Financial Statements

NOTE 5 - INCOME TAXES

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

	2013	2012
Deferred tax asset
Tax benefit arising from net operating loss carryforward	$440,400	$413,500
Deferred compensation	-	-
	440,400	413,500

Less valuation allowance	(440,400)	(413,500)

Net deferred tax asset	$-	$-

 Income tax benefit (expense) consists of the following at September 30:

	2013	2012
Deferred
Federal	$-	$-
State	-	-
Federal and state benefit of net operating loss carryforward	26,900	38,000
	26,900	38,000

Less (increase) decrease in valuation allowance	(26,900)	(38,000)

Income tax benefit	$-	$-

As of September 30, 2013, the Company had reported net operating loss (“NOL”) carryforwards for tax purposes amounting to approximately $1,096,000 that may be offset against future taxable income. These NOL carryforwards expire beginning in fiscal 2025 through 2032. However, these carryforwards may be significantly limited due to changes in the ownership of the Company.

Recognition of the benefits of the deferred tax assets will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earning in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $440,400 and $413,500 as of September 30, 2013 and 2012, respectively.

The following table presents the principal reasons for the difference between the Company’s effective tax rates and of United States federal statutory income tax rate of 34% at September 30:

	2013	2012

Federal income tax benefit at statutory rate	$(20,600)	$(29,200)
State income tax benefit (net of effect of federal benefit)	(6,300)	(8,800)
Less permanent difference	-	-
Valuation allowance	26,900	38,000

Income tax benefit	$-	$-

Effective Income Tax Rate	0%	0%

SYDYS CORPORATION

Notes to Financial Statements

NOTE 6 - RELATED PARTY TRANSACTION

For the years ended September 30, 2013 and 2012, the Company incurred rent expense of $6,900 and $6,900, respectively, for office space provided by its sole officer.

For the years ended September 30, 2013 and 2012, the Company issued promissory notes to FEQ Farms LLC, FEQ Realty LLC, and Capital Growth Investment Trust, stockholders of the Company, for advances to the Company to meet its working capital needs.  Refer to Note 4 - Notes Payable for additional disclosure.

 NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for taxes or interest during the years ended September 30, 2013 and 2012.

NOTE 8 - SUBSEQUENT EVENTS NOT DISCLOSED ELSEWHERE

In February 2015, the Company entered into an Asset Purchase Agreement (“APA”) with the sole proprietor of OverAdMedia (“OAM”) to acquire substantially all of the assets and assume substantially all of the liabilities of the OAM business in exchange for the issuance of 10 million shares of the Company’s common stock, which are to be issued upon the satisfaction of certain requirements contained in the APA (the “Transaction”).  The APA requires that the Company’s liabilities not exceed $1,000, other than a $40,000 advance from OAM, at the time of the Transaction.  As a condition of the APA, OAM agreed to advance $40,000 to the Company and agreed to allow the Company to issue up to 1,500,000 shares of its common stock in order to reduce the outstanding liabilities to less than $1,000.  An additional condition to the close of the Transaction is that the Company become current in its filings under the 1934 Securities and Exchange Act.  The issuance of the shares under the APA will result in a change in control of the Company as the OAM principals will control greater than 50% of the issued and outstanding stock of the Company, whereby for accounting purposes, the acquisition will be treated as a recapitalization of OAM.  Upon the completion of the Transaction, the financial information presented will be that of OAM, and all information regarding historical results and operations of the Company will be those of OAM.

In February 2015, as part of the requirements under the APA, the Company negotiated settlements of all of the outstanding principal in notes payable of $120,500 plus all accrued interest through the date of closing of the APA (which amounted to $15,381 as of September 30, 2014) and approximately $225,000 for accounts payable and accrued expenses and will issue 1,496,666 shares of the Company’s common stock.

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