Form 10-Q
period 2013-12-31
SYDYS CORP
filed 2015-02-17
CIK 1309141

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended:

December 31, 2013

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

TABLE OF CONTENTS

SYDYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2013

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYDYS CORPORATION

 Condensed Balance Sheets

(Unaudited)

	December 31,	September 30,
	2013	2013
	(Unaudited)	*
ASSETS
Current Assets
Other current assets	$625	$625

Total Assets	$625	$625

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$253,976	$244,976
Accrued rent - related party	36,400	34,675
Accrued interest - related party	10,922	9,580
Notes payable - related party	117,200	117,200
Notes payable	3,300	3,300

Total Current Liabilities	421,798	409,731

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock; $.001 par value; 20,000,000 shares authorized;
and 0 issued and outstanding at December 31, 2013 and	-	-
September 30, 2013
Common stock; $.001 par value; 100,000,000 shares authorized;
and 211,201 issued and outstanding at
December 31, 2013 and September 30, 2013 respectively	211	211
Additional paid-in capital	913,869	913,869
Accumulated deficit	(1,335,253)	(1,323,186)

Total Stockholders’ Deficit	(421,173)	(409,106)

	$625	$625

 * Derived from audited information

See notes to these unaudited condensed financial statements.

SYDYS CORPORATION

 Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2013	2012

Revenues	$-	$-

Costs of Goods Sold	-	-

Gross Profit	-	-

Operating Expenses
Accounting and legal fees	-	9,672
Consulting fees	9,000	9,000
Rent expense - related party	1,725	1,725
General and administrative	-	3,052

Total Operating Expenses	10,725	23,449

Loss From Operations	(10,725)	(23,449)

Other income (expense)
Interest expense	-	50
Interest expense - related party	(1,342)	(1,297)

Total other income (expense)	(1,342)	(1,347)

Net Loss to Common Stockholders	$(12,067)	$(24,796)

Basic and Diluted Loss per Common Share	$(0.06)	$(0.12)

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	211,201	211,201

See notes to these unaudited condensed financial statements.

SYDYS CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,
	2013	2012

Net Cash Used in Operating Activities	$-	$(16,052)

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from note payable - related party	-	14,000

Net Cash Provided by Financing Activities	-	14,000

Net (Decrease) Increase in Cash and Cash Equivalents	-	(2,052)

Cash and Cash Equivalents, Beginning of Period	-	2,792

Cash and Cash Equivalents, End of Period	$-	$740

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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2013 in Form 10-K filed with the Securities and Exchange Commission on February 17, 2015. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending September 30, 2014.

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

On August 25, 2008, the Company received the resignation of both Darren Breitkreuz and Alan Stier.   The board now consists of Kenneth J. Koock.

NOTE 3 - GOING CONCERN

The Company has incurred losses since its inception. As of December 31, 2013, the Company had no cash, had previously closed its sole bank account and has an accumulated deficit of approximately $1.335 million. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

SYDYS CORPORATION

Notes to Unaudited Condensed Financial Statements

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

The weighted average interest rate on the Company’s Notes Payable is 3.3% and the average outstanding balance was approximately $120,000.

SYDYS CORPORATION

Notes to Unaudited Condensed Financial Statements

NOTE 5 - RELATED PARTY TRANSACTION

For the three months ended December 31, 2013 and 2012, the Company incurred rent expense of $1,725 for office space provided by its sole officer.

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

Results of Operations

We currently have no revenue generating operations.  Our results of operations consist solely of operating expenses.  We incurred a net loss of $12,067 or ($0.06) per share and $24,796 or ($0.24) per share for the three months ended December 31, 2013 and 2012, respectively.  The decrease in net loss was due primarily to a decrease in accounting and legal fees and general and administrative expenses as the Company essentially went dormant during the 2013 period.

Liquidity and Capital Resources

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity.  Unless we acquire an operating company, we do not expect to incur any material capital expenditures during the next twelve months nor do we expect to hire additional employees. As of December 31, 2013, we had a working capital deficit of approximately $421,000, which consists primarily of accounts payable and accrued expenses of approximately $301,000 and in default or demand notes in the principal amount of approximately $120,000.

As of December 31, 2013, we had zero cash resources and had closed our sole bank account.  Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources will not be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our stockholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, may be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013, our disclosure controls and procedures were not effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

