Form 10-Q
period 2014-03-31
SYDYS CORP
filed 2015-02-17
CIK 1309141

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended:

March 31, 2014

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

TABLE OF CONTENTS

SYDYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYDYS CORPORATION

 Condensed Balance Sheets

(Unaudited)

	March 31,	September 30,
	2014	2013
	(Unaudited)	*
ASSETS
Current Assets
Other current assets	$625	$625

Total Assets	$625	$625

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$253,976	$244,976
Accrued rent - related party	38,125	34,675
Accrued interest - related party	12,224	9,580
Notes payable - related party	117,200	117,200
Notes payable	3,300	3,300

Total Current Liabilities	424,825	409,731

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock; $.001 par value; 20,000,000 shares authorized;
and 0 issued and outstanding at March 31, 2014 and September 30, 2013	-	-
Common stock; $.001 par value; 100,000,000 shares authorized;
and 211,201 issued and outstanding at
March 31, 2014 and September 30, 2013 respectively	211	211
Additional paid-in capital	913,869	913,869
Accumulated deficit	(1,338,280)	(1,323,186)

Total Stockholders’ Deficit	(424,200)	(409,106)

	$625	$625

 * Derived from audited information

See notes to these unaudited interim condensed financial statements.

SYDYS CORPORATION

 Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenues	$-	$-

Costs of Goods Sold	-	-

Gross Profit	-	-

Operating Expenses
Accounting and legal fees	-	-
Consulting fees	-	9,000
Rent expense - related party	1,725	1,725
General and administrative	-	6,015

Total Operating Expenses	1,725	16,740

Loss From Operations	(1,725)	(16,740)

Other income (expense)
Interest expense - related party	(1,302)	(1,288)

Total other income (expense)	(1,302)	(1,288)

Net Loss to Common Stockholders	$(3,027)	$(18,028)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.09)

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	211,201	211,201

See notes to these unaudited interim condensed financial statements.

SYDYS CORPORATION

 Condensed Statements of Operations

(Unaudited)

	Six Months Ended
	March 31,
	2014	2013

Revenues	$-	$-

Costs of Goods Sold	-	-

Gross Profit	-	-

Operating Expenses
Accounting and legal fees	-	9,672
Consulting fees	9,000	18,000
Rent expense - related party	3,450	3,450
General and administrative	-	9,067

Total Operating Expenses	12,450	40,189

Loss From Operations	(12,450)	(40,189)

Other income (expense)
Interest expense - related party	(2,644)	(2,635)

Total other income (expense)	(2,644)	(2,635)

Net Loss to Common Stockholders	$(15,094)	$(42,284)

Basic and Diluted Loss per Common Share	$(0.07)	$(0.20)

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	211,201	211,201

See notes to these unaudited interim condensed financial statements.

SYDYS CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,
	2014	2013

Net Cash Used in Operating Activities	$-	$(22,067)

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from note payable - related party	-	20,000

Net Cash Provided by Financing Activities	-	20,000

Net (Decrease) Increase in Cash and Cash Equivalents	-	(2,067)

Cash and Cash Equivalents, Beginning of Period	-	2,792

Cash and Cash Equivalents, End of Period	$-	$725

See notes to these unaudited interim condensed financial statements.

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

On August 25, 2008, the Company received the resignation of both Darren Breitkreuz and Alan Stier.   The board now consists of Kenneth J. Koock.

 NOTE 3 - GOING CONCERN

The Company has incurred losses since its inception. As of March 31, 2014, the Company had no cash and had closed its sole bank account in 2013 and has an accumulated deficit of $1,338,280. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

 SYDYS CORPORATION

Notes to Unaudited Condensed Financial Statements

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

  NOTE 5 - RELATED PARTY TRANSACTION

For the six months ended March 31, 2014 and 2013, the Company incurred rent expense of $3,450 for office space provided by its sole officer.

For the three months ended March 31, 2013, the Company issued two promissory notes Capital Growth Investment Trust, a stockholder of the Company, for advances to the Company to meet its working capital needs.  Refer to Note 4 - Notes Payable for additional disclosure.

 SYDYS CORPORATION

Notes to Unaudited Condensed Financial Statements

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

Results of Operations

We currently have no operations.  Our results of operations consist solely of operating expenses.  We incurred a net loss of $3,027 or ($0.01) per share and $15,094 or ($0.07) per share for the three and six months ended March 31, 2014, respectively as compared to a net loss of $17,894 or ($0.08) per share and $42,284 or ($0.20) per share for the three and six months ended March 31, 2013.   The decrease in net loss was due primarily to a decrease in accounting and legal fees.

Liquidity and Capital Resources

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity.  Unless we acquire an operating company, we do not expect to incur any material capital expenditures during the next twelve months nor do we expect to hire additional employees. As of March 31, 2014, we had a working capital deficit of $424,200.

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

As of March 31, 2014, we had no cash resources and had closed our sole bank account in 2013.  Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources will not be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our stockholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, may be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

None

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

