Form 10-K
period 2014-09-30
SYDYS CORP
filed 2015-02-17
CIK 1309141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:   September 30, 2014

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).Yes  ☒    No   ☐

The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the price at which the common equity was last sold, or the average bid and asked price of the registrant's common stock as reported on the Pink Sheets on February 17, 2015, was $ 176,713. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed.

As of February 17, 2015, 211,201 shares of the registrant's common stock were outstanding.

SYDYS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

Current Business

As of September 30, 2014, we have no operations, have only nominal assets, and our liabilities consist of accounts payable, accrued expenses and notes payable.  Since May 2006, our operations have consisted solely of identifying and completing a business combination with an operating company and compliance with our reporting obligations under federal securities laws.

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

Employees and Consultants

As of September 30, 2014 we do not have any employees.  We utilize the services of various consultants who provide, among other things, corporate secretary and accounting services to the Company.  Since we do not have any significant operations, until we complete the acquisition of OverAdMedia, we do not intend to retain any additional personnel.

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

Based on our recurring losses and inability to implement our business plan, our auditors have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

We are a company that since inception, has suffered losses from development stage activities and is in need of additional capital.  We have experienced net losses in each fiscal quarter since our inception and as of September 30, 2014, have an accumulated deficit of approximately $1.349 million. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended September 30, 2014 as to the substantial doubt about our ability to continue as a going concern.  As such, we may be required to cease operations in which case you could lose your entire investment.  Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern.  Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

ITEM 2.  PROPERTIES

Our principal executive office is located at 7 Orchard Lane, Lebanon, New Jersey 08833.  This space is provided by our Chief Executive Officer for a monthly fee of $575.  .  Upon consummation of our acquisition of OverAdMedia, our principal executive offices will be moving to Seattle, Washington.

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

Fiscal Year Ended September 30, 2014	High	Low
Quarter ended September 30	$1.11	$1.11
Quarter ended June 30	1.11	1.11
Quarter ended March 31	1.11	1.11
Quarter ended December 31	1.11	1.11

Fiscal Year Ended September 30, 2013	High	Low
Quarter ended September 30	$1.11	$1.11
Quarter ended June 30	1.11	1.11
Quarter ended March 31	1.11	1.11
Quarter ended December 31	1.50	1.50

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

Results of Operations

We currently have no operations capable of generating revenues.  Our results of operations consists solely of operating expenses.  We incurred a net loss of $26,221 for the year ended September 30, 2014 as compared to a net loss of $67,011 for the year ended September 30, 2013.  The decrease in net loss was due primarily to a decrease in consulting fees and legal and accounting fees.

Liquidity and Capital Resources

At September 30, 2014, we had a working capital deficit of $432,358.  Since inception, we have funded our operations through public and private offerings of our common stock and the issuance of promissory notes.

As part of the agreement we signed in February 2015, in which we agreed to acquire the assets and liabilities and business of OverAdMedia, the Company was able to use up to $40,000 in cash to be provided by OverAdMedia and allowed to issue up to 1,500,000 shares of its common stock to enter into agreements with its creditors and lenders to satisfy most of its outstanding liabilities such that at the time of closing of the acquisition of the business of OverAdMedia, the Company could have no more than $1,000 in liabilities outstanding.

We expect that in order to grow the business of OverAdMedia, we will need to obtain additional debt and or equity financing.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

 Critical Accounting Policies and Recent Accounting Pronouncements

For a discussion of our accounting policies and procedures and recent accounting pronouncements, see the footnotes to our financial statements beginning on page F-7.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements at September 30, 2014 and for each of the two years then ended, and the footnotes related thereto, begin on page F-1 of this report.

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

Our management, including our chief executive officer, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2014.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, which we are not required to provide under applicable SEC rules.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act ) that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services performed by L J Soldinger Associates, LLC for the fiscal years ended September 30, 2014 and September 30, 2013.

	2014	2013
Audit Fees:	$0	$6,250

Audit-Related Fees:	0	0

Tax Fees:	0	0

All Other Fees:	0	0

Total:	$0	$6,250

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

SYDYS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders

Sydys Corporation

We have audited the accompanying balance sheets of Sydys Corporation as of September 30, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended.  Sydys’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sydys Corporation as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

L J Soldinger Associates, LLC

Deer Park, Illinois
February 17, 2015

SYDYS CORPORATION

Balance Sheets

	September 30,
	2014	2013
ASSETS

Current assets
Cash and cash equivalents	$-	$2,792
Other current assets	625	-

Total current assets	$625	$2,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$256,037	$244,976
Accrued rent - related party	41,575	34,675
Accrued interest - related party	14,871	9,580
Notes payable - related party	117,200	117,200
Notes payable	3,300	3,300

Total current liabilities	432,983	409,731

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $.001 par value; 20,000,000 shares authorized;
and 0 issued and outstanding at September 30, 2014 and 2013
Common stock; $.001 par value; 100,000,000 shares authorized;
and 214,575 and 211,201 issued, issuable and outstanding at
September 30, 2014 and 2013, respectively	214	211
Additional paid-in capital	916,835	913,869
Accumulated deficit	(1,349,407)	(1,323,186)

Total stockholders’ deficit	(432,358)	(409,106)

Total liabilities and stockholders’ deficit	$625	$625

The accompanying notes are an integral part of these financial statements.

 SYDYS CORPORATION

Statements of Operations

	Year Ended September 30,
	2014	2013

Revenues	$-	$-

Costs of goods sold	-	-

Gross profit	-	-

Operating expenses
Accounting and legal fees	2,694	9,672
Consulting fees	9,000	36,000
Rent expense - related party	6,900	6,900
General and administrative	2,336	9,166

Total operating expenses	20,930	61,738

Loss from operations	(20,930)	(61,738)

Other income (expense)
Interest income		-
Interest expense	(198)	(198)
Interest expense - related party	(5,093)	(5,075)

Total other income (expense)	(5,291)	(5,273)

Net loss	$(26,221)	$(67,011)

Basic and diluted loss per common share	$(0.12)	$(0.32)

Basic and diluted weighted average number
of common shares outstanding	212,227	211,201

The accompanying notes are an integral part of these financial statements.

 SYDYS CORPORATION

Statements of Stockholders’ Equity (Deficit)

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at September 30, 2012	211,184	$211	$913,869	$(1,256,175)	$(342,095)

Net Loss	-	-	-	(67,011)	(67,011)
Balance at September 30, 2013	211,184	$211	$913,869	$(1,323,186)	$(409,106)

Shares issuable to settle liability	3,374	3	2,966		2,969
Net Loss	-	-	-	(26,221)	(26,221)
Balance at September 30, 2014	214,558	214	916,835	(1,349,407)	(432,358)

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION

Statements of Cash Flows

	Year Ended September 30,
	2014	2013

Cash flows from operating activities
Net loss	$(26,221)	$(67,011)
Changes in assets and liabilities:
Other current assets	-	(625)
Accounts payable and accrued expenses	26,221	44,844

Net cash used in operating activities	$-	$(22,792)

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
Proceeds from note payable - related party	-	20,000

Net cash provided by financing activities	-	20,000

Net (decrease) increase in cash and cash
equivalents	-	(2,792)

Cash and cash equivalents, beginning of year	-	2,792

Cash and cash equivalents, end of year	$-	$-

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

Fair Value

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques

SYDYS CORPORATION

Notes to Financial Statements

The carrying amounts of cash and equivalents, other current assets, accounts payable, accrued expenses and demand notes approximate their fair values due to their short-term nature

NOTE 3 - GOING CONCERN

The Company has incurred losses since its inception. As of September 30, 2014, the Company zero cash, had closed its only bank account and had an accumulated deficit of $1,349,407. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a profitable business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

The weighted average interest rate on the Company’s Notes Payable is 3.3% and the average outstanding balance was approximately $120,000 in the fiscal year ended September 30, 2014.

SYDYS CORPORATION

Notes to Financial Statements

NOTE 5 - CAPITAL STOCK

Authorized Stock

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

In June 2014, the Company agreed to issue 3,374 shares of its common stock in satisfaction of $2,969 in outstanding accounts payable.  Because the stock of the Company has not traded during the fiscal year ended September 30, 2014, the Company determined that the fair value was more determinable from the value of the accounts payable settled.  As of the date of these financials, the stock had not yet been issued.

Stock Options

 In connection with the resignations of our board members in 2008, all then outstanding options expired in 2008.  As a result, the Company had no options outstanding at September 30, 2014 and 2013, respectively.

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

	2014	2013
Deferred tax asset
Tax benefit arising from net operating loss carryforward	$448,800	$440,400
Deferred compensation	-	-
	448,800	440,400

Less valuation allowance	(448,800)	(440,400)

Net deferred tax asset	$-	$-

 Income tax benefit (expense) consists of the following at September 30:

	2014	2013
Deferred
Federal	$-	$-
State	-	-
Federal and state benefit of net operating loss carryforward	8,400	26,900
	8,400	26,900

Less (increase) decrease in valuation allowance	(8,400)	(26,900)

Income tax benefit	$-	$-

As of September 30, 2014, the Company had reported net operating loss (“NOL”) carryforwards for tax purposes amounting to approximately $1,117,000 that may be offset against future taxable income. These NOL carryforwards expire beginning in fiscal 2025 through 2033. However, these carryforwards may be significantly limited due to changes in the ownership of the Company.

Recognition of the benefits of the deferred tax assets will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earning in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $448,800 and $440,400 as of September 30, 2014 and 2013, respectively.

SYDYS CORPORATION

Notes to Financial Statements

The following table presents the principal reasons for the difference between the Company’s effective tax rates and of United States federal statutory income tax rate of 34% at September 30:

	2014	2013

Federal income tax benefit at statutory rate	$(6,400)	$(20,600)
State income tax benefit (net of effect of federal benefit)	(2,000)	(6,300)
Less permanent difference	-	-
Valuation allowance	8,400	26,900

Income tax benefit	$-	$-

Effective Income Tax Rate	0%	0%

NOTE 7 - RELATED PARTY TRANSACTION

For the years ended September 30, 2014 and 2013, the Company incurred rent expense of $6,900 and $6,900, respectively, for office space provided by its sole officer.

In the year ended September 30, 2013, the Company issued promissory notes to Capital Growth Investment Trust, a stockholder of the Company, for advances to the Company to meet its working capital needs.  Refer to Note 4 - Notes Payable for additional disclosure.

 NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for taxes or interest during the years ended September 30, 2014 and 2013.

NOTE 9 - SUBSEQUENT EVENTS NOT DISCLOSED ELSEWHERE

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

In February 2015, as part of the requirements under the APA, the Company negotiated settlements of all of the outstanding principal in notes payable of $120,500 plus all accrued interest through the date of closing of the APA (which amounted to $15,381 as of September 30, 2014) and approximately $225,000 for accounts payable and accrued expenses and will issue 1,496,666 shares of the Company’s common stock.  As of the date of these financial statements, the stock had not yet been issued.

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