Form 10-Q
period 2014-12-31
SYDYS CORP
filed 2015-02-18
CIK 1309141

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended:

December 31, 2014

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

TABLE OF CONTENTS

SYDYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2013

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYDYS CORPORATION

 Condensed Balance Sheets

(Unaudited)

	December 31,	September 30,
	2014	2014
	(Unaudited)	*
ASSETS
Current Assets
Other current assets	$625	$625

Total Assets	$625	$625

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$256,037	$256,037
Accrued rent - related party	43,300	41,575
Accrued interest - related party	16,202	14,871
Notes payable - related party	117,200	117,200
Notes payable	3,300	3,300

Total Current Liabilities	436,039	432,983

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock; $.001 par value; 20,000,000 shares authorized;
and 0 issued and outstanding at December 31, 2014 and
September 30, 2014	-	-
Common stock; $.001 par value; 100,000,000 shares authorized;
and 214,575 issued, issuable and outstanding at December 31, 2014
and September 30, 2014 respectively	214	214
Additional paid-in capital	916,835	916,835
Accumulated deficit	(1,352,463)	(1,349,407)

Total Stockholders’ Deficit	(435,414)	(432,358)

	$625	$625

 * Derived from audited information

See notes to these unaudited condensed financial statements.

SYDYS CORPORATION

 Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2014	2013

Revenues	$-	$-

Costs of Goods Sold	-	-

Gross Profit	-	-

Operating Expenses
Accounting and legal fees	-	-
Consulting fees	-	9,000
Rent expense - related party	1,725	1,725
General and administrative	-	-

Total Operating Expenses	1,725	10,725

Loss From Operations	(1,725)	(10,725)

Other income (expense)
Interest expense	-	-
Interest expense - related party	(1,331)	(1,342)

Total other income (expense)	(1,331)	(1,342)

Net Loss to Common Stockholders	$(3,056)	$(12,067)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.06)

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	214,575	211,201

See notes to these unaudited condensed financial statements.

SYDYS CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

Three Months Ended
December 31,
	2014	2013

Net Cash Used in Operating Activities	$-	$-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from note payable - related party	-	-

Net Cash Provided by Financing Activities	-	-

Net (Decrease) Increase in Cash and Cash Equivalents	-	-

Cash and Cash Equivalents, Beginning of Period	-	-

Cash and Cash Equivalents, End of Period	$-	$-

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

On August 25, 2008, the Company received the resignation of both Darren Breitkreuz and Alan Stier.   The board now consists of Kenneth J. Koock.

NOTE 3 - GOING CONCERN

The Company has incurred losses since its inception. As of December 31, 2014, the Company had no cash, had previously closed its sole bank account and has an accumulated deficit of approximately $1.___ million. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

SYDYS CORPORATION

Notes to Unaudited Condensed Financial Statements

NOTE 5 - RELATED PARTY TRANSACTION

For the three months ended December 31, 2014 and 2013, the Company incurred rent expense of $1,725 for office space provided by its sole officer.

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

Results of Operations

We currently have no revenue generating operations.  Our results of operations consist solely of operating expenses.  We incurred a net loss of $3,056 or ($0.01) per share and $12,067 or ($0.06) per share for the three months ended December 31, 2014 and 2013, respectively.  The decrease in net loss was due primarily to a decrease in consulting expenses as the Company essentially went dormant during the period.

Liquidity and Capital Resources

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity.  Unless we acquire an operating company, we do not expect to incur any material capital expenditures during the next twelve months nor do we expect to hire additional employees. As of December 31, 2014, we had a working capital deficit of approximately $435,000, which consists primarily of accounts payable and accrued expenses of approximately $301,000 and in default or demand notes in the principal amount of approximately $120,000.

As of December 31, 2014, we had zero cash resources and had closed our sole bank account.  Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws.  We believe that our current cash resources will not be sufficient to fund operations for the next twelve months.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our stockholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, may be required to terminate operations and liquidate the Company.

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

We expect that should we consummate the acquisition of OverAdMedia, we will need to obtain additional debt and or equity financing in order to assist in growing the business.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, our disclosure controls and procedures were not effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5.

Other Information.

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

In February 2015, we entered into a series of settlement agreements in order to extinguish substantially all of our outstanding liabilities in order to meet the terms of the Asset Purchase Agreement we signed with the principals of OverAdMedia.

We agreed to issue 25,000 shares of our common stock to Alan Stier in settlement of outstanding notes in the principal amount of $3,300 and accrued and unpaid interest through 2/5/2015 in full satisfaction of the notes outstanding.  These shares have not yet been issued.

We agreed to issue 150,000 shares of our common stock to FEQ Realty, LLC in settlement of outstanding notes in the principal amount of $17,500 and accrued and unpaid interest through 2/5/2015 in full satisfaction of the notes outstanding. These shares have not yet been issued.

We agreed to issue 400,000 shares of our common stock to RMS Advisors, LLC in settlement of outstanding notes in the principal amount of $26,500 and accrued and unpaid interest through 2/5/2015 in full satisfaction of the notes outstanding.  In addition, RMS Advisors acquired the debt of a consultant in the amount of $178,000 and the 400,000 shares includes satisfaction of that trade debt. These shares have not yet been issued.

We agreed to issue 744,000 shares of our common stock to Wiltain Investors, LLC, SPH Investments PS Plan, f/b/o Stephen Harrington and Capital Growth Investment Trust in settlement of outstanding notes in the principal amount of $73,200 and accrued and unpaid interest through 2/5/2015 in full satisfaction of the notes outstanding.  These shares have not yet been issued.

We agreed to issue 175,000 shares of our common stock to our Sole Director and Officer in satisfaction of $45,025 of rent payable to him.

We agreed to issue 2,666 shares of our common stock to Morgenstern Waxman Ellershaw, LLC in satisfaction of a trade debt of $1,544.

We believe the offer and sale of the securities described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D thereunder because the securities were sold in a transaction not involving a public offering

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

