Form 10-Q
period 2015-03-31
SYDYS CORP
filed 2015-05-15
CIK 1309141

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended:

March 31, 2015

☐    Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 000-51727

SYDYS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0418961
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2811 East Madison Suite 300

Seattle, WA 98112

 (Address of Principal Executive Offices)

(415) 717-3826

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 15, 2015, there were 11,711,201 shares issued and outstanding of the issuer's common stock, $.001 par value per share.

1

TABLE OF CONTENTS

SYDYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2015

PART I - FINANCIAL INFORMATION

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYDYS CORPORATION

 Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014
	(Unaudited)	*
ASSETS
Current Assets
Cash	$7,253	$35,865
Accounts receivable, net of allowance for doubtful accounts of $84,672 & $84,672	47,546	42,872
Other current assets	2,000	15,854

Total Assets	$56,799	$94,591

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$60,038	$47,008
Accrued interest - related party	77,345	75,026
Loans payable - related party	117,533	117,533
Other current liability	497	497

Total Current Liabilities	255,413	240,064

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock; $.001 par value; 20,000,000 shares authorized;
and 0 issued and outstanding at March 31, 2015 and
December 31, 2014	-	-
Common stock; $.001 par value; 100,000,000 shares authorized;
And 11,711,201 and 10,000,000 issued, issuable and outstanding
at March 31, 2015 and December 31, 2014 respectively	11,711	10,000
Additional paid-in capital	-	-
Accumulated deficit	(210,325)	(155,473)

Total Stockholders’ Deficit	(198,614)	(145,473)

	$56,799	$94,591

 * Derived from audited information

See notes to these unaudited condensed financial statements.

3

SYDYS CORPORATION

 Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenues	$133,469	$131,893

Operating Expenses
Cost of revenue	33,609	133,077
Professional fees	66,091	10,263
General and administrative	34,250	33,579

Total Operating Expenses	133,950	176,919

Loss From Operations	(481)	(45,026)

Other income (expense)
Interest expense - related party	(2,319)	(2,351)
Other income, net	-	3,150

Total other income (expense)	(2,319)	799

Net Loss to Common Stockholders	$(2,800)	$(44,227)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	10,874,854	10,000,000

See notes to these unaudited condensed financial statements.

4

SYDYS CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities:
Net profit (loss)	$(2,800)	$(44,227)

Adjustments to reconcile net income to cash provided by operating activities:
Changes on components of working capital:
(Increase) decrease accounts receivable	(4,674)	81,560
Decrease in other assets	13,854	-
Decrease in accounts payable	(13,838)	(560)
Increase in accrued expenses	13,864	-
Increase in accrued interest expense – related party	2,319	2,351
Net Cash Provided by Operating Activities	$8,725	$39,124

Cash Flows from Investing Activities:
Funds advanced to shell prior to merger	$(37,337)	$-
Net Cash Used in Investing Activities	$(37,337)	$-

Cash Flows from Financing Activities:
Proceed from third party receivable assignment related to amounts advanced by related party	$-	$37,097
Payments to related party from proceeds from third form third party receivable assignment	-	(10,000)
Cash draws from owners	-	(46,931)

Net Cash (Used in) Financing Activities	$-	$(19,834)

Net (Decrease) Increase in Cash and Cash Equivalents	(28,612)	19,290

Cash and Cash Equivalents, Beginning of Period	35,865	39,767

Cash and Cash Equivalents, End of Period	$7,253	$59,057

See notes to these unaudited condensed financial statements.

5

SYDYS CORPORATION
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Deficit
Balance, December 31, 2014	10,000,000	$ 10,000	$ -	$ (155,473)	$ (145,473)

Net Assets acquired in merger	1,711,201	1,711		(52,052)	(50,341)
Net loss	-	-	-	(2,800)	(2,800)
Balance, December 31, 2015	11,711,201	$ 11,711	$ -	$ (210,325)	$ (198,614)

See notes to these unaudited condensed financial statements.

6

SYDYS CORPORATION

Notes to Unaudited Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by Sydys Corporation (the "Company", or “Sydys”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All adjustments are of a normal recurring nature except for the recording of the recapitalization of the Company through the reverse merger. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended December 31, 2014 in Form 8-K/A Amendment 2 filed with the Securities and Exchange Commission on May 13, 2015. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2014.

For comparability purposes, certain figures for the prior periods have been reclassified where appropriate to conform to the financial statement presentation used in current reporting period. These reclassifications had no effect on reported net loss.

1.	Description of Business

•

SYDYS Corporation dba OverAdMedia (the “Company”) was incorporated under the laws of the State of Nevada on February 9, 2004. We were formed for the purpose of engaging in the on-line advertising business.

•

OverAdMedia provides far-reaching combined media and advertising sales experience. The Company has strong relationships throughout the online advertising communities, which includes rich media, video vendors and media exchange brokers which provides assistance to help its clients accelerate revenue through increased website traffic. During the second quarter the Company took steps in enhancing its revenue stream through the market testing of a new technology in which it will sell ads that incorporate rich media through a bundled specialty license of the ad display technology. The Company expects to negotiate a license agreement for use of this technology if the testing of the technology is successful. The CEO and chairman of the board of our Company is a director of the parent company that owns the technology. The new technology allows for rich media ad units that we will offer to sell to our current advertisers and their ad agencies and then place those advertisements with individual websites, Ad Networks and Real-time Bidding (RTB) Exchanges. The Company continues to maintain a foothold in website publishing activities, however margins have thinned.

•

The Company currently maintains its office in Seattle, Washington.

•

In February 2015, as described more fully in Note 5, substantially all of the Company’s assets and liabilities were acquired by Sydys Corporation (“Sydys”), a Delaware company that was a public reporting shell corporation, as defined under the 1934 Securities and Exchange Act.  For accounting purposes the acquisition of the assets and liabilities of the Company by Sydys will be treated as a recapitalization of Sydys and therefore the financial statements of Sydys on the date of the acquisition became those of the Company.

2.	Summary of Significant Accounting Policies	• Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).
Use of Estimates

•

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  We consider the allowance for doubtful accounts estimate to be our most significant estimate in these financial statements.

Cash and Cash Equivalents

•

 The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase.

Accounts Receivable

•

On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. Invoices are typically due in 30 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted.

Fair Value of Financial Instruments

•

Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for accounts receivable and accounts payable and accrued expenses qualifying as financial instruments are a reasonable estimate of fair value due to their short term nature.

Income Taxes

•

The Company has historically been treated as a sole proprietorship.  Accordingly, all tax consequences have flown through to the Company’s owner’s personal income tax returns.  Therefore the Company’s taxable income did not require a provision for income taxes. Effective with the merger the Company will be liable for income taxes however, since the Company has not generated any taxable income, no provision for income taxes has been provided.

•

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

•

A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

•

The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition

•

Revenues are presented net of discounts. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

•

The Company applies judgment with respect to whether it can establish a selling price based on third party evidence. The Company does not have any product offerings that would be considered multiple deliverables; therefore the pricing model is determined based on competitor prices for similar product offerings.

•

A significant amount of the Company’s revenues are recorded on the cash basis, when the customer’s payment is deposited into the Company’s bank account, as a significant portion of the Company’s customers determine when pricing becomes fixed and determinable.

Concentration of Credit Risk

•

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions.  At various times during the year, the Company may exceed the federally insured limits.  To mitigate this risk, the Company places its cash deposits only with high credit quality institutions.  Management believes the risk of loss is minimal.  At March 31, 2015 and December 31, 2014 the Company did not have any uninsured cash deposits.

•

During the three months ended March 31, 2015, two customers accounted for approximately 55% of revenues and four vendors accounted for approximately 74% of cost of revenues.

8
Loss per Share

•

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

3.	Other Current Assets	• Other current assets consist of the following at March 31, 2015 and December 31, 2014 respectively.

4.	Related party note payable

•

The company received $111,533 of funding during 2006 & 2007 from Mr.  Warsinske (sole proprietor) for sundry capital requirements. This amount was increased by $6,000 during March of 2012.  This note was formalized during December of 2013. The terms of this agreement include an eight percent (8%) per annum interest rate and is due upon Mr. Warsinske providing the Company with written notice of demand, according to certain terms. However, Mr. Warsinske may not demand repayment of the Note until the Company has profitability over $100,000 and is in a positive cash flow position. At that time, Mr. Warsinske may demand repayment at which the Company has twelve months to pay through excess cash flow of ten percent (10%) per month.

5.	Capital Stock Activity

•

In February 2015 Sydys entered into an agreement to acquire the assets, liabilities and operations of OverAdMedia, a sole proprietorship then operating in the online advertising industry.  As a condition precedent to closing of the transaction, the sole proprietor of OverAdMedia agreed to extend up to $40,000 in loans to Sydys, and Sydys agreed to use those funds along with the ability to issue up to a maximum of 1,500,000 shares of its common stock to negotiate with its creditors and retire all but approximately $1,000 of its liabilities prior to the closing of the merger.  The Company issued 1,500,000 shares to its creditors. As consideration for the acquisition of the assets, liabilities and operations of OverAdMedia Sydys agreed to issue 10,000,000 shares of its common stock.

•

Because at the time of the acquisition, Sydys was a shell company as defined in the 1934 Securities and Exchange Act, the transaction has been accounted for as a recapitalization of OverAdMedia and not as a purchase business combination.  Therefore, there has been no step up in basis to fair value of any of the assets or liabilities acquired and the financial statements of the registrant have become those of OverAdMedia.  All transactional history of Sydys from prior to the closing of the acquisition are no longer presented in these or future financial statements of the Company.

6.	Subsequent events

•

On April 24, 2015, the Company issued a convertible Debenture for $25,000 to the Chief Executive Officer of the Company and received gross proceeds of $25,000. The Debenture matures twelve months from the date of issuance and accrues interest at a 10% rate per annum. The proceeds were used for general working capital.

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

Such forward-looking statements are made based on management's beliefs, as well as assumptions made by, and information currently available to, management pursuant to the safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company's actual results, events or financial positions to differ materially from those included within the forward-looking statements.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the availability of capital resources, our ability to identify a suitable operating company to acquire and complete an acquisition of such a company, changes in the securities or capital markets, and other factors disclosed under the caption Risk Factors” in our Current Report on Form 8-K dated February 24, 2015,  and as amended, initially filed with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.  Except as required by law, we undertake no obligation to disclose any revision to these forward-looking statements to reflect events or circumstances after the date made, changes in internal estimates or expectations, or the occurrence of unanticipated events.

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

10

Acquisition of OverAdmedia

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

In February 2015, as part of the requirements under the APA, the Company negotiated settlements of all of the outstanding principal in notes payable of $120,500 plus all accrued interest through the date of closing of the APA (which amounted to $15,381 as of March 31, 2015) and approximately $225,000 for accounts payable and accrued expenses and issued 1,500,000 shares of the Company’s common stock.

OverAdMedia operates in the digital media and online advertising space and operates out of Seattle, Washington.

OverAdMedia

OverAdMedia creates original content targeted toward various vertically integrated markets which focuses strongly on health, sports and business. The Company provides its clients sites, which feature topics or product articles, as part of their marketing or advertiser’s cross promotional strategy. The Company provides proven high traffic, high target websites that allow clients and their respective advertisers the ability to expand their customers’ reach and retention. In addition to original print content, OverAdMedia produces a unique video content which includes quality video programming which is updated regularly and is created for each client’s site’s specific target audience.

In April 2015, the Company made the strategic decision to take down the URL’s associated with the owned and operated website publishing activities due to unfavorable market conditions relating to the spread of robotic rather than human traffic in the pay per click search sector. This was a precaution to protect the Company’s product offering being utilized without revenue being directed to the Company through previous acquired traffic, as the Company currently does not have any contracts to provide these services to third party advertisers at this time.  The Company is currently testing an enhanced software product, which if accepted, the Company then will attempt to enter into a definitive licensing agreement for the patented display and mobile ad delivery technology owned by the company Linkstorm (www.Linkstorm.net).  Our current CEO and Chairman of the Board, Mike Warsinske, is also a director of the parent company of Linkstorm. The Company believes that through the acquisition of the license and technology, will allow it to enhance its legacy business and be able to provide a higher quality advertising experience through it’s newly name brand PurpleSoda (www.purplesoda.net).  The Company along with its legacy brand will sell the Linkstorm enabled, rich media ad units directly to its current advertisers and their ad agencies and then will have the ability to place those advertisements with individual websites, Ad Networks and Realtime Bidding (RTB) Exchanges.

Results of Operations for the three months ended March 31, 2015 compared to three months ended March 31, 2014

Results of Operations

Revenues

Overall, our revenues increased 1.2% for the three months ended March 31, 2015 as compared to three months ended March 31, 2014 as we transition our business.

As noted above, we are currently in the process of transitioning our business.  We have currently shut down our simple banner ad and pre-roll video business as changing search algorithms at search providers such as Google, Bing, Yahoo and lower tier sites and robotic traffic undermine the margins available to us.  As of the date of this filing, we do not currently have any contracts in force with third party advertisers under our old business.  Our infrastructure is quite flexible, however, and should the yields on these advertising methods improve in the future we expect that we will immediately re-start this side of our business.  However, we are unable at this time to determine if and when that recovery will occur, if at all.  We therefore are in the process of changing how we market impressions to our third party advertising customers through the use of a new advertising banner technology, which we are currently in the process of testing, and if those tests prove successful, we hope to enter into a long-term licensing agreement with the owner of the technology.  At this time we believe that we will have completed our testing prior to the end of the second quarter of 2015 and hope to quickly enter into a licensing agreement such that we will be in a position to begin selling the new advertisements to third party advertising customers in the third quarter of 2015.

Cost of revenue

Cost of revenue consists of certain labor costs, costs to acquire media inventory, payments to website publishers and others that are directly related to a revenue-generating event and project and application design costs. We become obligated to make payments related to website publishers in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. These expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying income statement.

Cost of revenues, as a percent of revenue was 25% for the three month period ended March 31, 2015 compared to 100% for the three month period ended March 31, 2014.  During the three months ended March 31, 2014 the company had salaries for one of the officers included in the cost of revenues of $45,000 which is an increase of $37,500 over the amount reflected in 2015. This cost represents 34% of the cost of revenue. Also included in 2014 was and extraordinary amount of $41,000 paid to one of our traffic providers, which accounted for 32% of the cost of revenue.

Professional Fees

Professional fees increased approximately $55,800 to $66,000 in the first quarter of 2015 versus approximately $10,000 in the first quarter of 2014.  The increase was a result of the acquisition of the business of OverAdMedia.  We expect that our professional fees will remain at elevated levels going forward as we incur the costs of being a public company.  In addition we expect that in future periods we will acquire other private or public small businesses, and we expect that it is likely that we will bear the significant share of the professional fees associated with those transactions.

General and Administrative Expense

General and Administrative expense were essentially flat year over year in the first quarter.  This was because of the transition, our executive officers did not take salary during much of the first quarter.  In future periods we expect that our general and administrative expenses will increase to encompass the salary requirements of our executive officers and also if we are successful in growing our business we will need to increase our administrative staff to meet our business needs.

Interest Expense

Interest expense reflects costs associated with the implicit interest of 8% on loans funded by the sole proprietor for sundry capital requirements.   This expense was flat during the three month period ended March 31, 2015 compared to the respective period in 2014.  As we will need additional capital to pursue acquisitions and to grow our business, we expect that some of the capital we raise may be in the form of debt and therefore we expect in the future that interest expense may be substantially higher than current period levels.

Net Profit

Net loss decreased 93% for the year the three month period ended March 31, 2015 as compared to the three month period ended March 31, 2014. Mainly attributable by the increase in profit margin of 75% for 2015 as compared to 2014 which was offset by the increase in professional fees due to the acquisition of the business of OverAdMedia.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2015 we had approximately $7,000 in cash and cash equivalents and a negative working capital of $4,000 excluding the related party note payable and accrued interest, as compared to cash and cash equivalents of approximately $36,000 and a negative working capital of $47,000, excluding the related party note payable and accrued interest at December 31, 2014. Our principal sources of operating capital have been through the generation of profit from our operations.  During this period, we were a private entity and the sole proprietor distributed essentially all of the free cash flow of business to himself.  Because of this, our liquidity and capital structure is not comparable to what we expect will happen in the future, as we do not expect to pay dividends to shareholders in the near future, but instead expect to retain that profit to help us grow the business.

We do not have any commitments for capital expenditures and we believe our working capital is sufficient to fund our operations for at least the next twelve months.  We do not expect that our CEO and Chairman of the Board will make any demands for repayment of principal or interest in next twelve months.

In April 2015, we obtained gross proceeds of $25,000 and issued an 8% convertible promissory note from our CEO and Chairman of the Board.  We intend to use the proceeds of the note for general working capital.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our condensed unaudited financial statements for the quarter ending March 31, 2015 and 2014 appearing elsewhere in this report.

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Off balance sheet arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, our disclosure controls and procedures were not effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

13

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

Item 6.

Exhibits.

The following exhibits are included or incorporated by reference herein:

Exhibit No.	Description
Exhibit 10.2	Asset Purchase Agreement OverAdMedia (“Seller”) and SYDYS Corporation (“Purchaser”) incorporated by reference in our current report 8-K filed 02/17/2015

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended
101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sydys Corporation

Date: May 15, 2015	/s/ Michael Warsinske
Michael Warsinske
Chief Executive Officer

16