Form 10-Q
period 2015-06-30
SYDYS CORP
filed 2015-07-31
CIK 1309141

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended:

June 30, 2015

☐    Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 000-51727

SYDYS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0418961
(Stateor other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of July 30, 2015, there were 11,711,201 shares issued and outstanding of the issuer's common stock, $.001 par value per share.

1

TABLE OF CONTENTS

SYDYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2015

PART I - FINANCIAL INFORMATION

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYDYS CORPORATION

 Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2015	2014
	(Unaudited)	*
ASSETS
Current Assets
Cash	$12,146	$35,865
Accounts receivable, net of allowance for doubtful accounts of $84,672 & $84,672	47,730	42,872
Other current assets	2,000	15,854

Total Assets	$61,876	$94,591

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$60,110	$47,008
Accrued interest - related party	80,203	75,026
Loans payable - related party	142,533	117,533
Other current liability	497	497

Total Current Liabilities	283,343	240,064

Non-current portion of loans payable – related party	25,000	-

Total Liabilities	$308,343	$240,064

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock; $.001 par value; 20,000,000 shares authorized;
and 0 issued and outstanding at June 30, 2015 and
December 31, 2014	-	-
Common stock; $.001 par value; 100,000,000 shares authorized;
And 11,711,201 and 10,000,000 issued, issuable and outstanding
at June 30, 2015 and December 31, 2014 respectively	11,711	10,000
Additional paid-in capital	-	-
Accumulated deficit	(258,178)	(155,473)

Total Stockholders’ Deficit	(246,467)	(145,473)

	$61,876	$94,591

 * Derived from audited information

See notes to these unaudited condensed financial statements.

3

SYDYS CORPORATION

 Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	June 30,
	2015	2014

Revenues
Interactive Media	$26,782	$368,678
Expandable Rich Media	3,870	-
	$30,652	$368,678

Operating Expenses
Cost of revenue	15,774	196,726
Professional fees	30,816	12,800
General and administrative	29,057	30,994

Total Operating Expenses	75,647	240,520

Income (Loss) From Operations	(44,995)	128,158

Other income (expense)
Interest expense - related party	(2,857)	(2,351)
Other income, net	-	10,000

Total other income (expense)	(2,857)	7,649

Net profit (loss) to Common Stockholders	$(47,852)	$135,807

Basic and Diluted Net Income (Loss) per Common Share	$(0.00)	$0.01

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	11,711,201	10,000,000

See notes to these unaudited condensed financial statements.

4

SYDYS CORPORATION

 Condensed Statements of Operations

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

Revenues
Interactive Media	$160,251	$500,572
Expandable Rich Media	3,870	-
	$164,121	$500,572

Operating Expenses
Cost of revenue	49,383	329,803
Professional fees	96,907	23,063
General and administrative	63,307	64,575

Total Operating Expenses	209,597	417,441

(Loss) Income From Operations	(45,476)	83,131

Other income (expense)
Interest expense - related party	(5,176)	(4,701)
Other income, net	-	13,150

Total other income (expense)	(5,176)	8,449

Net profit (loss) to Common Stockholders	$(50,652)	$91,580

Basic and Diluted Net Income (Loss) per Common Share	$(0.00)	$0.01

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	11,295,338	10,000,000

See notes to these unaudited condensed financial statements.

5

SYDYS CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities:
Net profit (loss)	$(50,652)	$91,580

Adjustments to reconcile net income to cash provided by operating activities:
Changes on components of working capital:
(Increase) decrease accounts receivable	(4,858)	12,634
Decrease in other assets	13,854	-
(Decrease ) increase in accounts payable	(24,165)	3,145
Increase in accrued expenses	24,264	-
Increase in accrued interest expense – related party	5,176	4,702
Net Cash (Used) Provided in Operating Activities	$(36,381)	$112,061

Cash Flows from Investing Activities:
Funds advanced to shell prior to merger	$(37,338)	$-

Net Cash Used in Investing Activities	$(37,338)	$-

Cash Flows from Financing Activities:
Proceed from third party receivable assignment related to amounts advanced by related party	$-	$92,597
Payments to related party from proceeds from third form third party receivable assignment	-	(89,100)
Proceeds from convertible notes issued	50,000	-
Cash draws paid to owners	-	(102,971)

Net Cash Provided by Financing Activities	$50,000	$(99,474)

Net (Decrease) Increase in Cash and Cash Equivalents	(23,719)	12,587

Cash and Cash Equivalents, Beginning of Period	35,865	39,767

Cash and Cash Equivalents, End of Period	$12,146	$52,354

See notes to these unaudited condensed financial statements.

6

SYDYS CORPORATION
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Deficit
Balance, December 31, 2014	10,000,000	$ 10,000	$ -	$ (155,473)	$ (145,473)

Net Assets acquired in merger	1,711,201	1,711		(52,053)	(50,342)
Net loss	-	-	-	(50,652)	(50,652)
Balance, June 30, 2015	11,711,201	$ 11,711	$ -	$ (258,178)	$ (246,467)

See notes to these unaudited condensed financial statements.

7

SYDYS CORPORATION

Notes to Unaudited Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by Sydys Corporation (the "Company", or “Sydys”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. (the “Commission”) The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All adjustments are of a normal recurring nature except for the recording of the recapitalization of the Company through the reverse merger. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended December 31, 2014, included in the Company’s Form 8-K/A Amendment 2 filed with the Commission on May 13, 2015. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2015.

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

•

OverAdMedia provides far-reaching combined media and advertising sales experience. The Company has strong relationships throughout the online advertising communities, which includes rich media, video vendors and media exchange brokers which provides assistance to help its clients accelerate revenue through increased website traffic. During the second quarter the Company took steps in enhancing its revenue stream through the market testing of a new technology in which it will sell ads that incorporate rich media through a bundled specialty license of the ad display technology. The new technology referred to as Purple Soda, allows for rich media ad units that we will offer to sell to our current advertisers and their ad agencies and then place those advertisements with individual websites, Ad Networks and Real-time Bidding (RTB) Exchanges. The Company continues to maintain a foothold in website publishing activities, however margins have thinned

•

The Company currently maintains its office in Seattle, Washington.

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

Concentration of Credit Risk

•

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions.  At various times during the year, the Company may exceed the federally insured limits.  To mitigate this risk, the Company places its cash deposits only with high credit quality institutions.  Management believes the risk of loss is minimal.  At June 30, 2015 and December 31, 2014 the Company did not have any uninsured cash deposits.

•

During the three months ended June 30, 2015, three customers accounted for approximately 56% of revenues and three vendors accounted for approximately 86% of cost of revenues.

9
Loss per Share

•

Loss per common share is calculated in accordance with the Accounting Standards Codification, “Earnings per Share.”  Basic loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding.  Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive.  Shares associated with the convertible notes (See Note 4) are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share).

3.	Other Current Assets	• Other current assets consist of the following at June 30, 2015 and December 31, 2014 respectively.

4.	Related party note payable

•

The company received $111,533 of funding during 2006 & 2007 from Mr.  Warsinske (sole proprietor at the time) for sundry capital requirements. This amount was increased by $6,000 during March of 2012.  This note was formalized during December of 2013. The terms of this agreement include an eight percent (8%) per annum interest rate and is due upon Mr. Warsinske providing the Company with written notice of demand, according to certain terms. However, Mr. Warsinske may not demand repayment of the Note until the Company has profitability over $100,000 and is in a positive cash flow position. At that time, Mr. Warsinske may demand repayment at which the Company has twelve months to pay through excess cash flow of ten percent (10%) per month. Imputed interest expense accrued on the note payable to Mr. Warsinske totaled $4,683 and $4,701 for the six months ended June 30, 2015 and 2014, respectively.

•

The company received two tranches of $25,000 each for an aggregate of $50,000 in April and June of 2015 from Mr. Warsinske, the company’s Chief Executive Officer, the proceeds were used for sundry working capital requirements. These two debentures mature twelve months from the first day of the month following the date of issuance and accrue interest at a 10% rate per annum. The company recorded $514 in interest expense related to these two debentures for the three month period ended June 30, 2015. The debentures are convertible at any time while outstanding into shares of common stock of the Company at the rate of $0.80 per share.  The Company’s common stock has had almost no trading for more than 1 year prior to issuance of the debentures and therefore the Company has estimated that the conversion price was in excess of the fair value of the common stock at the time of issuance and therefore no beneficial conversion feature was included at issuance.  The conversion feature has standard anti-dilution protections.

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

10

6.	Liquidity

•

The Company’s business model is currently in transition.  Management believes that the new technology it is currently testing will provide significant tangible benefits over the old online advertising methodologies.  Management believes that it will be able to acquire the license rights as early as the third quarter of 2015 and that it also believes market acceptance of the new technology will occur quickly and will be successful in rolling it out to the market.  Management, who are also our board members and majority shareholders, have committed to funding the Company during the time of transition.  However, should there be significant delays in the ability of the Company to acquire the technology, or should the technology not be accepted or take longer than anticipated to obtain acceptance in the marketplace, it could cause the Company to incur losses greater than Management’s resources and which cause the Company to scale back or possibly cease operations.  No adjustment has been made to these financial statements for these possible events.

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

Such forward-looking statements are made based on management's beliefs, as well as assumptions made by, and information currently available to, management pursuant to the safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company's actual results, events or financial positions to differ materially from those included within the forward-looking statements.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the availability of capital resources, our ability to identify a suitable operating company to acquire and complete an acquisition of such a company, changes in the securities or capital markets, and other factors disclosed under the caption Risk Factors” in our Annual Report on Form 8-K/A for the year ended December 31, 2014 filed with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.  Except as required by law, we undertake no obligation to disclose any revision to these forward-looking statements to reflect events or circumstances after the date made, changes in internal estimates or expectations, or the occurrence of unanticipated events.

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

12

Acquisition of OverAdmedia

In February 2015, the Company entered into an Asset Purchase Agreement (“APA”) with the sole proprietor of OverAdMedia (“OAM”) to acquire substantially all of the assets and assume substantially all of the liabilities of the OAM business in exchange for the issuance of 10 million shares of the Company’s common stock, which are to be issued upon the satisfaction of certain requirements contained in the APA (the “Transaction”).  The APA required that the Company’s liabilities not exceed $1,000, other than a $40,000 advance from OAM, at the time of the Transaction.  As a condition of the APA, OAM agreed to advance $40,000 to the Company and agreed to allow the Company to issue up to 1,500,000 shares of its common stock in order to reduce the outstanding liabilities to less than $1,000.  An additional condition to the close of the Transaction was that the Company become current in its filings under the 1934 Securities and Exchange Act.  The issuance of the shares under the APA resulted in a change in control of the Company as the OAM principals will control greater than 50% of the issued and outstanding stock of the Company, whereby for accounting purposes, the acquisition was treated as a recapitalization of OAM.

In February 2015, as part of the requirements under the APA, the Company negotiated settlements of all of the outstanding principal in notes payable of $120,500 plus all accrued interest through the date of closing of the APA (which amounted to $15,381 as of March 31, 2015) and approximately $225,000 for accounts payable and accrued expenses and will issue 1,500,000 shares of the Company’s common stock.

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

Results of Operations for the three months ended June 30, 2015 compared to three months ended June 30, 2014

Results of Operations

Revenues

Overall, our revenues decreased 92% for the three months ended June 30, 2015 as compared to three months ended June 30, 2014 as we transition our business. Revenue associated with our new technology licensing was $3,870 representing one sale made during the quarter.  The Company does not expect to derive significant future revenue during the testing phase of the new technology/product.

As noted above, we are currently in the process of transitioning our business.  We have currently shut down our simple banner ad and pre-roll video business as changing search algorithms at search providers such as Google, Bing, Yahoo and lower tier sites and robotic traffic undermine the margins available to us.  As of the date of this filing, we do not currently have any contracts in force with third party advertisers under our old business.  Our infrastructure is quite flexible, however, and should the yields on these advertising methods improve in the future we expect that we will immediately re-start this side of our business.  However, we are unable at this time to determine if and when that recovery will occur, if at all.  We therefore are in the process of changing how we market impressions to our third party advertising customers through the use of a new advertising banner technology, which we are currently in the process of testing, and if those tests prove successful, we hope to enter into a long-term licensing agreement with the owner of the technology.  At this time we our continuing to test this licensed technology and if successful enter into a licensing agreement such that we will be in a position to begin selling the new advertisements to third party advertising customers in the third quarter of 2015.

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

Cost of revenues, as a percent of revenue was 50% for the three month period ended June 30, 2015 compared to 53% for the three month period ended June 30, 2014.  During the three months ended June 30, 2014 the company 2015incurred costs of $50,000 payable to an individual for services provided. The individual is now the President of the Company and his compensation in 2015 post merger is now included in general and administrative expenses.  T. This cost represents 25% of the cost of revenue. Also included in 2014 was a one-time fee of $37,000 paid to one of our traffic providers, which accounted for 19% of the cost of revenue.

Professional Fees

Professional fees increased approximately $18,000 to $31,000 in the second quarter of 2015 versus approximately $13,000 in the second quarter of 2014.  The increase was a result of the acquisition of the business of OverAdMedia.  We expect that our professional fees will remain at elevated levels going forward as we incur the costs of being a public company.  In addition we expect that in future periods we will acquire other private or public small businesses, and we expect that it is likely that we will bear the significant share of the professional fees associated with those transactions.

General and Administrative Expense

General and Administrative expense were essentially flat year over year in the second quarter.  This was because of the transition, our executive officers did not take salary during much of the second quarter.  In future periods we expect that our general and administrative expenses will increase to encompass the salary requirements of our executive officers and also if we are successful in growing our business we will need to increase our administrative staff to meet our business needs.

Interest Expense

Interest expense reflects costs associated with the implicit interest of 8% on loans funded by the sole proprietor for sundry capital requirements. This expense was flat during the three month period ended June 30, 2015 compared to the respective period in 2014. During the second quarter the company began accruing for the 10% interest rate on the convertible debentures, which aggregated to a total of $514 for the quarter.  As we will need additional capital to pursue acquisitions and to grow our business, we expect that some of the capital we raise may be in the form of debt and therefore we expect in the future that interest expense may be substantially higher than current period levels.

Net Profit

Net profit decreased 135% to a loss of $48,000 for the three month period ended June 30, 2015 as compared to the three month period ended June 30, 2014. Mainly attributable by the decrease in profit margin of 95% for 2015 as compared to 2014 which was offset by the increase in professional fees due to the acquisition of the business of OverAdMedia.

Results of Operations for the six months ended June 30, 2015 compared to six months ended June 30, 2014

Results of Operations

Revenues

Overall, our revenues decreased 67% for the six months ended June 30, 2015 as compared to six months ended June 30, 2014 as we transition our business. Revenue associated with our new technology licensing was $3,870 representing on sale.

As noted above, we are currently in the process of transitioning our business.  We have currently shut down our simple banner ad and pre-roll video business as changing search algorithms at search providers such as Google, Bing, Yahoo and lower tier sites and robotic traffic undermine the margins available to us.

Cost of revenue

Cost of revenues, as a percent of revenue was 30% for the six month period ended June 30, 2015 compared to 66% for the six month period ended June 30, 2014.  During the six months ended June 30, 2014 the company had incurred costs of $95,000 payable to an individual for services provided. The individual is now the President of the Company and his compensation in 2015 post merger is now included in general and administrative expenses. This cost represents 29% of the cost of revenue. Also included in 2014 was a one-time fee of $78,000 paid to one of our traffic providers, which accounted for 24% of the cost of revenue.

Professional Fees

Professional fees increased approximately $74,000 to $97,000 during the six months ended June 30, 2015 versus approximately $23,000 during the six months ended June 30, 2014.  The increase was a result of the acquisition of the business of OverAdMedia.  We expect that our professional fees will remain at elevated levels going forward as we incur the costs of being a public company.  In addition we expect that in future periods we will acquire other private or public small businesses, and we expect that it is likely that we will bear the significant share of the professional fees associated with those transactions.

General and Administrative Expense

General and Administrative expense were essentially flat year over year during the six months ended June 30, 2015 and 2015 respectively. This was because of the transition, our executive officers did not take salary during much of the second quarter.  In future periods we expect that our general and administrative expenses will increase to encompass the salary requirements of our executive officers and also if we are successful in growing our business we will need to increase our administrative staff to meet our business needs.

Interest Expense

Interest expense reflects costs associated with the implicit interest of 8% on loans funded by the sole proprietor for sundry capital requirements. This expense was flat during the six month period ended June 30, 2015 compared to the respective period in 2014. During the second quarter the company began accruing for the 10% interest rate on the convertible debentures, which aggregated to a total of $514 for the quarter.  As we will need additional capital to pursue acquisitions and to grow our business, we expect that some of the capital we raise may be in the form of debt and therefore we expect in the future that interest expense may be substantially higher than current period levels.

Net Profit

Net profit decreased 155% to a loss for the six month period ended June 30, 2015 as compared to the six month period ended June 30, 2014. Mainly attributable by the decrease in profit margin of 85% for 2015 as compared to 2014 which was offset by the increase in professional fees due to the acquisition of the business of OverAdMedia.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2015 we had approximately $12,000 in cash and cash equivalents and a negative working capital of approximately zero excluding the related party note payable and accrued interest, as compared to cash and cash equivalents of approximately $36,000 and a positive working capital of $47,000, excluding the related party note payable and accrued interest at December 31, 2014. Our principal sources of operating capital have been through the generation of profit from our operations.  During this period, we were a private entity and the sole proprietor distributed essentially all of the free cash flow of business to himself.  Because of this, our liquidity and capital structure is not comparable to what we expect will happen in the future, as we do not expect to pay dividends to shareholders in the near future, but instead expect to retain that profit to help us grow the business.

We do not have any commitments for capital expenditures and we believe our working capital is sufficient to fund our operations for at least the next twelve months.  We do not expect that our CEO and Chairman of the Board will make any demands for repayment of principal or interest in next twelve months.

In April and June 2015, we obtained gross proceeds of $50,000 and issued two, $25,000, 10% convertible promissory notes from our Chief Executive Officer and Chairman of the Board.  We intend to use the proceeds of the note for general working capital.

The Company’s business model is currently in transition.  Management believes that the new technology it is currently testing will provide significant tangible benefits over the old online advertising methodologies.  Management believes that it will be able to acquire the license rights as early as the third quarter of 2015 and that it also believes market acceptance of the new technology will occur quickly and will be successful in rolling it out to the market.  Management, who are also our board members and majority shareholders, have committed to funding the Company during the time of transition.  However, should there be significant delays in the ability of the Company to acquire the technology, or should the technology not be accepted or take longer than anticipated to obtain acceptance in the marketplace, it could cause the Company to incur losses greater than Management’s resources and which cause the Company to scale back or possibly cease operations.  No adjustment has been made to these financial statements for these possible events.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our condensed unaudited financial statements for 2015 and 2014 appearing elsewhere in this report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 1A. Risk Factors

This item is not applicable to smaller reporting companies.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 24th  and June 22nd , 2015, the Company issued an aggregate of $50,000 in two separate convertible promissory notes of $25,000 each to Michael Warsinske  the Company’s Chief Executive Officer (the “Convertible Notes”).The Convertible Notes have a term of twelve months following the first of the month after issuance,  and accrued interest at the rate of 10% per annum. The holder of the Convertible Notes, may at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $0.80 per share and contain standard anti-dilution provisions.  The notes contain no primary nor any piggyback registration rights for the underlying common shares issuable under the notes.

 The Company believes the offer and sale of the securities described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D thereunder because the securities were sold in a transaction not involving a public offering.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.

Other Information.

None.

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

18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sydys Corporation

Date: July 30, 2015	/s/ Michael Warsinske
Michael Warsinske
Chief Executive Officer

19