Form 10-Q
period 2015-09-30
SYDYS CORP
filed 2015-11-02
CIK 1309141

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

September 30, 2015

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

As of November 2, 2015, there were 11,711,201 shares issued and outstanding of the issuer's common stock, $.001 par value per share.

1

TABLE OF CONTENTS

SYDYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYDYS CORPORATION

 Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2015	2014
	(Unaudited)	*
ASSETS
Current Assets
Cash	$1,834	$35,865
Accounts receivable, net of allowance for doubtful accounts of $84,672 & $84,672	45,647	42,872
Other current assets	2,000	15,854

Total Assets	$49,481	$94,591

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$87,391	$47,008
Accrued interest - related party	83,833	75,026
Loans payable - related party	167,533	117,533
Other current liability	497	497

Total Current Liabilities	339,254	240,064

Total Liabilities	$339,254	$240,064

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock; $.001 par value; 20,000,000 shares authorized;
and 0 issued and outstanding at September 30, 2015 and
December 31, 2014	-	-
Common stock; $.001 par value; 100,000,000 shares authorized;
And 11,711,201 and 10,000,000 issued, issuable and outstanding
at September 30, 2015 and December 31, 2014 respectively	11,711	10,000
Additional paid-in capital	-	-
Accumulated deficit	(301,484)	(155,473)

Total Stockholders’ Deficit	(289,773)	(145,473)

	$49,481	$94,591

 * Derived from audited information

See notes to these unaudited condensed financial statements.

3

SYDYS CORPORATION

 Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2015	2014

Revenues
Interactive Media	$128	$287,642
Expandable Rich Media	1,787	-
	$1,915	$287,642

Operating Expenses
Cost of revenue	6,426	200,090
Professional fees	13,346	4,815
General and administrative	21,819	21,178

Total Operating Expenses	41,591	226,083

(Loss) Income From Operations	(39,676)	61,559

Other income (expense)
Interest expense - related party	(3,630)	(2,351)

Total other income (expense)	(3,630)	(2,351)

Net profit (loss) to Common Stockholders	$(43,306)	$59,208

Basic and Diluted Net Income (Loss) per Common Share	$(0.00)	$0.01

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	11,711,201	10,000,000

See notes to these unaudited condensed financial statements.

4

SYDYS CORPORATION

 Condensed Statements of Operations

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Revenues
Interactive Media	$160,380	$788,214
Expandable Rich Media	5,657	-
	$166,037	$788,214

Operating Expenses
Cost of revenue	55,809	529,893
Professional fees	110,253	27,878
General and administrative	85,127	85,752

Total Operating Expenses	251,189	643,523

(Loss) Income From Operations	(85,152)	144,691

Other income (expense)
Interest expense - related party	(8,806)	(7,053)
Other income, net	-	13,150

Total other income (expense)	(8,806)	6,097

Net profit (loss) to Common Stockholders	$(93,958)	$150,788

Basic and Diluted Net Income (Loss) per Common Share	$(0.01)	$0.02

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	11,435,482	10,000,000

See notes to these unaudited condensed financial statements.

5

SYDYS CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities:
Net profit (loss)	$(93,958)	$150,788

Adjustments to reconcile net income to cash provided by operating activities:
Changes on components of working capital:
(Increase) in accounts receivable	(2,776)	(33,296)
Decrease in other assets	13,854	-
(Decrease ) in accounts payable	(25,216)	(635)
Increase in accrued expenses	52,596	-
Increase in accrued interest expense – related party	8,807	7,053
Net Cash (Used) Provided in Operating Activities	$(46,693)	$123,910

Cash Flows from Investing Activities:
Funds advanced to shell prior to merger	$(37,338)	$-

Net Cash Used in Investing Activities	$(37,338)	$-

Cash Flows from Financing Activities:
Proceed from third party receivable assignment related to amounts advanced by related party	$-	$92,597
Payments to related party from proceeds from third form third party receivable assignment	-	(92,100)
Proceeds from convertible notes issued – related party	50,000	-
Cash draws paid to owners	-	(140,173)

Net Cash Provided by (Used in) Financing Activities	$50,000	$(139,676)

Net (Decrease) in Cash and Cash Equivalents	(34,031)	(15,766)

Cash and Cash Equivalents, Beginning of Period	35,865	39,767

Cash and Cash Equivalents, End of Period	$1,834	$24,001

See notes to these unaudited condensed financial statements.

6

SYDYS CORPORATION
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Deficit
Balance, December 31, 2014	10,000,000	$ 10,000	$ -	$ (155,473)	$ (145,473)

Net Assets acquired in merger	1,711,201	1,711		(52,053)	(50,342)
Net loss	-	-	-	(93,958)	(93,958)
Balance, September 30, 2015	11,711,201	$ 11,711	$ -	$ (301,484)	$ (289,773)

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

•

In February 2015, as described more fully in Note 5, substantially all of the Company’s assets and liabilities were acquired by Sydys Corporation (“Sydys”), a Delaware company that was a public reporting shell corporation, as defined under the 1934 Securities and Exchange Act.  For accounting purposes, the acquisition of the assets and liabilities of the Company by Sydys was treated as a recapitalization of Sydys and therefore the financial statements of Sydys on the date of the acquisition became those of the Company.

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

Income Taxes

•

The Company has historically been treated as a sole proprietorship.  Accordingly, all tax consequences have flowed through to the Company’s owner’s personal income tax returns.  Therefore the Company’s taxable income did not require a provision for income taxes. Effective with the merger the Company will be liable for income taxes however, since the Company has not generated any taxable income, no provision for income taxes has been provided.

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

Concentration of Credit Risk

•

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions.  At various times during the year, the Company may exceed the federally insured limits.  To mitigate this risk, the Company places its cash deposits only with high credit quality institutions.  Management believes the risk of loss is minimal.  At September 30, 2015 and December 31, 2014 the Company did not have any uninsured cash deposits.

•

During the three months ended September 30, 2015, one customer accounted for approximately 93% of revenues and three vendors accounted for approximately 77% of cost of revenues.

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

3.	Other Current Assets	• Other current assets consist of the following at September 30, 2015 and December 31, 2014 respectively.

4.	Related party note payable

•

The company received $111,533 of funding during 2006 & 2007 from Mr.  Warsinske (sole proprietor at the time) for sundry capital requirements. This amount was increased by $6,000 during March of 2012.  This note was formalized during December of 2013. The terms of this agreement include an eight percent (8%) per annum interest rate and is due upon Mr. Warsinske providing the Company with written notice of demand, according to certain terms. However, Mr. Warsinske may not demand repayment of the Note until the Company has profitability over $100,000 and is in a positive cash flow position. At that time, Mr. Warsinske may demand repayment at which the Company has twelve months to pay through excess cash flow of ten percent (10%) per month. Imputed interest expense accrued on the note payable to Mr. Warsinske totaled $7,033 and $7,052 for the nine months ended September 30, 2015 and 2014, respectively.

•

The company received two tranches of $25,000 each for an aggregate of $50,000 in April and June of 2015 from Mr. Warsinske, the company’s Chief Executive Officer, the proceeds were used for sundry working capital requirements. These two debentures mature twelve months from the first day of the month following the date of issuance and accrue interest at a 10% rate per annum. The company recorded $1,260 in interest expense related to these two debentures for the three month period ended September 30, 2015. The debentures are convertible at any time while outstanding into shares of common stock of the Company at the rate of $0.80 per share.  The Company’s common stock has had almost no trading for more than 1 year prior to issuance of the debentures and therefore the Company has estimated that the conversion price was in excess of the fair value of the common stock at the time of issuance and therefore no beneficial conversion feature was included at issuance.  The conversion feature has standard anti-dilution protections.

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

•

The Company’s business model is currently in transition.  Management believes that the new technology it is currently testing will provide significant tangible benefits over the old online advertising methodologies.  Management believes that it will be able to acquire the license rights as early as the fourth quarter of 2015 and that it also believes market acceptance of the new technology will occur quickly and will be successful in rolling it out to the market.  Management, who are also our board members and majority shareholders, have committed to funding the Company during the time of transition.  However, should there be significant delays in the ability of the Company to acquire the technology, or should the technology not be accepted or take longer than anticipated to obtain acceptance in the marketplace, it could cause the Company to incur losses greater than Management’s resources and which cause the Company to scale back or possibly cease operations.  No adjustment has been made to these financial statements for these possible events.

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

Results of Operations for the three months ended September 30, 2015 compared to three months ended September 30, 2014

Results of Operations

Revenues

Overall, our revenues decreased 99% for the three months ended September 30, 2015 as compared to three months ended September 30, 2014 as we transition our business. Revenue associated with our new technology licensing was $1,787 representing one sale made during the quarter.  The Company does not expect to derive significant future revenue during the testing phase of the new technology/product.

As noted above, we are currently in the process of transitioning our business.  We have currently shut down our simple banner ad and pre-roll video business as changing search algorithms at search providers such as Google, Bing, Yahoo and lower tier sites and robotic traffic undermine the margins available to us.  As of the date of this filing, we do not currently have any contracts in force with third party advertisers under our old business.  Our infrastructure is quite flexible, however, and should the yields on these advertising methods improve in the future we expect that we will immediately re-start this side of our business.  However, we are unable at this time to determine if and when that recovery will occur, if at all.  We therefore are in the process of changing how we market impressions to our third party advertising customers through the use of a new advertising banner technology, which we are currently in the process of testing, and if those tests prove successful, we hope to enter into a long-term licensing agreement with the owner of the technology.  At this time we our continuing to test this licensed technology and if successful enter into a licensing agreement such that we will be in a position to begin selling the new advertisements to third party advertising customers in the fourth quarter of 2015.

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

Cost of revenues, as a percent of revenue was 336% for the three month period ended September 30, 2015 compared to 70% for the three month period ended September 30, 2014. During the three months ended September 31, 2014 the company had salaries for one of the officers included in the cost of revenues of $35,000 which is an increase of $35,000 over the amount reflected in 2015. The individual is now the President of the Company and his compensation in 2015 post merger is now included in general and administrative expenses. Also included in 2014 was a one-time fee of $21,000 paid to one of our traffic providers, which accounted for 7% of the cost of revenue.

Professional Fees

Professional fees increased approximately $8,500 to $13,346 in the third quarter of 2015 versus approximately $5,000 in the third quarter of 2014.  The increase was a result of the acquisition of the business of OverAdMedia.  We expect that our professional fees will remain at elevated levels going forward as we incur the costs of being a public company.  In addition we expect that in future periods we will acquire other private or public small businesses, and we expect that it is likely that we will bear the significant share of the professional fees associated with those transactions.

General and Administrative Expense

General and Administrative expense were essentially flat year over year in the third quarter.  This was because of the transition, our executive officers did not take salary during much of the third quarter.  In future periods we expect that our general and administrative expenses will increase to encompass the salary requirements of our executive officers and also if we are successful in growing our business we will need to increase our administrative staff to meet our business needs.

Interest Expense

Interest expense reflects costs associated with the implicit interest of 8% on loans funded by the sole proprietor for sundry capital requirements. This expense was flat during the three month period ended September 30, 2015 compared to the respective period in 2014. During the second quarter the company began accruing for the 10% interest rate on the convertible debentures, which aggregated to a total of $1,260 for the quarter.  As we will need additional capital to pursue acquisitions and to grow our business, we expect that some of the capital we raise may be in the form of debt and therefore we expect in the future that interest expense may be substantially higher than current period levels.

Net Profit

Net profit decreased 173% to a loss of $43,306 for the three month period ended September 30, 2015 as compared to the three month period ended September 30, 2014. Mainly attributable by the decrease in profit margin of 97% for 2015 as compared to 2014 and an increase in professional fees due to the acquisition of the business of OverAdMedia.

Results of Operations for the nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Results of Operations

Revenues

Overall, our revenues decreased 79% for the nine months ended September 30, 2015 as compared to nine months ended September 30, 2014 as we transition our business. Revenue associated with our new technology licensing was $5,657 representing one sale.

As noted above, we are currently in the process of transitioning our business.  We have currently shut down our simple banner ad and pre-roll video business as changing search algorithms at search providers such as Google, Bing, Yahoo and lower tier sites and robotic traffic undermine the margins available to us.

Cost of revenue

Cost of revenues, as a percent of revenue was 34% for the nine month period ended September 30, 2015 compared to 67% for the nine month period ended September 30, 2014.  During the nine months ended September 30, 2014 the company had incurred costs of $130,000 payable to an individual for services provided. The individual is now the President of the Company and his compensation in 2015 post merger is now included in general and administrative expenses. This cost represents 16% of the cost of revenue. Also included in 2014 was a one-time fee of $78,000 paid to one of our traffic providers, which accounted for 10% of the cost of revenue.

Professional Fees

Professional fees increased approximately $82,000 to $110,000 during the nine months ended September 30, 2015 versus approximately $23,000 during the nine months ended September 30, 2014.  The increase was a result of the acquisition of the business of OverAdMedia.  We expect that our professional fees will remain at elevated levels going forward as we incur the costs of being a public company.  In addition we expect that in future periods we will acquire other private or public small businesses, and we expect that it is likely that we will bear the significant share of the professional fees associated with those transactions.

General and Administrative Expense

General and Administrative expense were essentially flat year over year during the nine months ended September 30, 2015 and 2015 respectively. This was because of the transition, one of our executive officers did not take salary during much of the third quarter.  In future periods we expect that our general and administrative expenses will increase to encompass the salary requirements of our executive officers and also if we are successful in growing our business we will need to increase our administrative staff to meet our business needs.

Interest Expense

Interest expense reflects costs associated with the implicit interest of 8% on loans funded by the sole proprietor for sundry capital requirements. This expense was flat during the nine month period ended September 30, 2015 compared to the respective period in 2014. During the second quarter the company began accruing for the 10% interest rate on the convertible debentures, which aggregated to a total of $1,774 for the nine month period.  As we will need additional capital to pursue acquisitions and to grow our business, we expect that some of the capital we raise may be in the form of debt and therefore we expect in the future that interest expense may be substantially higher than current period levels.

Net Profit

Net profit decreased 162% to a loss for the nine month period ended September 30, 2015 as compared to the nine month period ended September 30, 2014. Mainly attributable by the decrease in profit margin of 57% for 2015 as compared to 2014 and an increase in professional fees due to the acquisition of the business of OverAdMedia.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2015 we had approximately $2,000 in cash and cash equivalents and a negative working capital of approximately $38,000 excluding the related party note payable and accrued interest, as compared to cash and cash equivalents of approximately $36,000 and a positive working capital of $47,000, excluding the related party note payable and accrued interest at December 31, 2014. Our principal sources of operating capital have been through the generation of profit from our operations.  During this period, we were a private entity and the sole proprietor distributed essentially all of the free cash flow of business to himself.  Because of this, our liquidity and capital structure is not comparable to what we expect will happen in the future, as we do not expect to pay dividends to shareholders in the near future, but instead expect to retain that profit to help us grow the business.

We do not have any commitments for capital expenditures and we believe our working capital is sufficient to fund our operations for at least the next twelve months pending some nominal advances from our Chief Executive Officer.  We do not expect that our Chief Executive Officer and Chairman of the Board will make any demands for repayment of principal or interest in next twelve months.

The Company’s business model is currently in transition.  Management believes that the new technology it is currently testing will provide significant tangible benefits over the old online advertising methodologies.  Management believes that it will be able to acquire the license rights as early as the fourth quarter of 2015 and that it also believes market acceptance of the new technology will occur quickly and will be successful in rolling it out to the market.  Management, who are also our board members and majority shareholders, have committed to funding the Company during the time of transition.  However, should there be significant delays in the ability of the Company to acquire the technology, or should the technology not be accepted or take longer than anticipated to obtain acceptance in the marketplace, it could cause the Company to incur losses greater than Management’s resources and which cause the Company to scale back or possibly cease operations.  No adjustment has been made to these financial statements for these possible events.

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

Item 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, our disclosure controls and procedures were not effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

Sydys Corporation

Date: November 2, 2015	/s/ Michael Warsinske
Michael Warsinske
Chief Executive Officer

19