Form 10-K
period 2015-12-31
SYDYS CORP
filed 2016-03-11
CIK 1309141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 ☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:   December 31, 2015

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________to__________.

Commission File Number:  000-51727

SYDYS CORPORATION
(Name of Small Business Issuer in Its Charter)

Nevada	98-0418961
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2811 East Madison Suite 300 Seattle, WA	98112
(Address of Principal Executive Offices)	(Zip Code)

(415) 717-3826
(Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes  ☐ No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the price at which the common equity was last sold, or the average bid and asked price of the registrant's common stock as reported on the Pink Sheets on June 30, 2015, was $ $2,053,441. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed.

As of March 11, 2016, 12,000,000 shares of the registrant's common stock were outstanding.

SYDYS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2015

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

PART I

ITEM 1.  BUSINESS

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “we,” “us” or “our” and similar terms refer to Sydys Corporation inclusive of the OverAdMedia operating assets.

Business Development

We were incorporated under the laws of the State of Nevada on February 9, 2004.  We were formed for the purpose of engaging in the on-line advertising business.  We completed a public offering of shares of our common stock in 2005, but did not raise sufficient funds to successfully execute our business plan.

In February 2015, the Company entered into an Asset Purchase Agreement (“APA”) with the sole proprietor of OverAdMedia (“OAM”) to acquire substantially all of the assets and assume substantially all of the liabilities of the OAM business in exchange for the issuance of 10 million shares of the Company’s common stock, which were issued upon the satisfaction of certain requirements contained in the APA (the “Transaction”).

Non-Binding Letter of Intent

The Company has entered into a non-binding letter of intent with an unaffiliated third party regarding a potential transaction, that if completed, would result in the change of control of the Company and may change or expand the business direction of the Company.  There can be no assurance that the Company and such third party will enter into definitive agreement or that any transaction between the Company and such third party will occur.  This is a very preliminary matter and the Company cannot not currently determine that it is more likely than not that any transaction will occur between the Company and such third party.

Our Company

We are an online media company specializing in special interest website publishing. Our management has over 40 years of media sales and management experience.  We create original content targeted toward various vertically integrated markets that focuses strongly on health (mental health, weight-loss, and fitness), sports and business. We create original content for our own and operated websites featuring topical articles and video content. We offer advertising space and streaming video advertising inventory to advertisers and online advertising networks targeting the vertical content segments we service. We generate traffic to our websites using search engine optimization (“SEO”) and paid keyword search engines. To expand our business we are interested in acquiring other online media assets, including but not limited to websites, mobile apps, advertising technologies, lead generation, ecommerce, domain names and social media, should those opportunities develop.  While we retain the ability to restart our online advertising efforts, we currently do not believe it likely to occur given the changing landscape within the search engine industry.  We expect that we will need to seek out and acquire a new operating business in order to achieve profitability in the future.

OverAdMedia operates out of Seattle, Washington.

Industry Overview

According to market research firm eMarketer, the worldwide digital advertising market is expected to exceed $132 billion dollars this year, and grow to $173 billion by 2017. eMarketer forecasts the worldwide mobile advertising market will exceed $29 billion in 2014, and is expected to reach $72 billion by 2017. eMarketer projects the online video advertising market topped $4 billion in 2013, and is expected to nearly triple by 2017, as video becomes the preeminent delivery channel for digital advertising, reaching over two billion people worldwide.  Finally, eMarketer estimates U.S. marketers spent $3.34 billion in 2013 on real-time bided (“RTB”) ads, up 73.9% from 2012, and expects U.S. advertisers to spend nearly $9 billion on RTB ads by 2017.

Competition

We operate in a highly competitive environment. Our competitors include all media companies who generate advertising inventory. The barrier to entry to our industry is low. We believe that in the future we will face increased competition from media companies as they expand their operations as well as new entrants to our industry. Most of the entities against which we compete, or may compete, are larger and have greater financial resources than us.

We compete with traditional advertising media, including television, radio and print, in addition to a multitude of websites with high levels of traffic and online advertising networks, for a share of available advertising expenditures and expect to face continued competition as more emerging media and traditional offline media companies enter the online advertising market. We believe that the continued growth and acceptance of online advertising generally will depend, to a large extent, on its perceived effectiveness and the acceptance of related advertising models (particularly in the case of models that incorporate user targeting and/or utilize mobile devices), the continued growth in commercial use of the internet (particularly abroad), the extent to which web browsers, software programs and/or other applications that limit or prevent advertising from being displayed become commonplace and the extent to which the industry is able to effectively manage click fraud. Any lack of growth in the market for online advertising, particularly for paid listings, or any decrease in the effectiveness and value of online advertising (whether due to the passage of laws requiring additional disclosure, an industry-wide move to self-regulatory principles that required additional disclosure and/or opt-in policies for advertising that incorporates user targeting or other developments) would have an adverse effect on our business, financial condition and results of operations.

OverAdMedia’s Technology Platform

Our business applications are constructed from established, readily available technologies. Some of the basic components our products are built on come from leading software and hardware providers such as Oracle, Microsoft, Sun, Dell, EMC, and Cisco, while some components are constructed from leading Open Source software projects such as Apache Web Server, MySQL, Java, Perl, and Linux. By seeking to strike the proper balance between using commercially available software and Open Source software, our technology expenditures are directed toward maintaining our technology platforms while minimizing third-party technology supplier costs.

We strive to build high-performance, availability and reliability into our product offerings. We safeguard against the potential for service interruptions at our third-party technology vendors by engineering controls into our critical components. We outsource essentially all of our infrastructure requirements to large, nationally recognized, third party contractors, which allow us to deliver our hosted solutions from facilities, geographically disbursed throughout the United States with only a minimal employee base. Our third party contractors monitor our critical applications 24 hours a day, 365 days a year using specialized monitoring systems that aggregate alarms to a human-staffed network operations center. If a problem occurs, our employees along with appropriate third party engineers are notified and corrective action is taken.  By using third party contractors, we can increase our scale in a significant manner without the need to hire additional personnel if we so choose.

 Intellectual property

We currently rely on a combination of trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information.

Government Regulation

Certain aspects of the digital marketing and advertising industry and the industry operates are highly regulated. We may be subject to a number of domestic laws and regulations that affect companies conducting business on the Internet and through other electronic means, many of which are still evolving and for which substantial discretion is afforded to the agencies charged with their oversight and enforcement. In particular, we may be subject to rules of the Federal Trade Commission, or FTC, the Federal Communications Commission, or FCC, and potentially other federal agencies and state laws related to our advertising content and methods, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, which establishes certain requirements for commercial electronic mail messages and specifies penalties for the transmission of commercial electronic mail messages that follow a recipient’s opt-out request or are intended to deceive the recipient as to source or content, federal and state regulations covering the treatment of member data that we collect from endorsers. We currently have not developed our internal compliance regarding the application of these laws to our business.

The FTC adopted the administrative interpretations enforced by the FTC in the publication “Guides Concerning the Use of Endorsements and Testimonials in Advertising” on October 5, 2009. These guides recommend that advertisers and publishers clearly disclose in third-party endorsements made online, such as in social media, if compensation was received in exchange for said endorsements. Because some of our marketing campaigns entail the engagement of consumers to refer other consumers in their social networks to view ads or take action, and both we and the consumer may earn cash and other incentives, any failure on our part to comply with these guides may be damaging to our business. We currently do not take any steps to monitor compliance with these guides. In the event of a violation, the FTC could potentially identify a violation of the guides, which could subject us to a financial penalty or loss of endorsers or advertisers.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

In the event of a campaign, we post a privacy policy and user agreement, which describe the practices concerning the use, transmission and disclosure of member data in connection with such campaign. Any failure by us to comply with our privacy policy and user agreement could result in proceedings against us by users, customers, governmental authorities or others, which could harm our business.

Many states have passed laws requiring notification to subscribers when there is a security breach of personal data. There are also a number of legislative proposals pending before the United States Congress, various state legislative bodies and foreign governments concerning data protection. In addition, data protection laws in Europe and other jurisdictions outside the United States may be more restrictive, and the interpretation and application of these laws are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business. Furthermore, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this Act. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

The Credit Card Accountability, Responsibility and Disclosure Act, or CARD Act, as well as the laws of most states, contains provisions governing product terms and conditions of gift cards, gift certificates, stored value or prepaid cards or coupons. The CARD Act and its implementing regulations concerning prepaid cards or coupons located in Regulation E are administered by the Consumer Financial Protection Bureau, which was formed as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Our users communicate across social and/or web-based channels. These communications are governed by a variety of U.S. federal, state, and foreign laws and regulations. In the United States, the CAN-SPAM Act establishes certain requirements for the distribution of “commercial” email messages for the primary purpose of advertising or promoting a commercial product, service, or Internet website and provides for penalties for transmission of commercial email messages that are intended to deceive the recipient as to source or content or that do not give opt-out control to the recipient. The FTC is primarily responsible for enforcing the CAN-SPAM Act, and the U.S. Department of Justice, other federal agencies, state attorneys general, and Internet service providers also have authority to enforce certain of its provisions.

The CAN-SPAM Act’s main provisions include:

•

prohibiting false or misleading email header information;

•

prohibiting the use of deceptive subject lines;

•

ensuring that recipients may, for at least 30 days after an email is sent, opt out of receiving future commercial email messages from the sender, with the opt-out effective within 10 days of the request;

•

requiring that commercial email be identified as a solicitation or advertisement unless the recipient affirmatively assented to receiving the message; and

•

requiring that the sender include a valid postal address in the email message.

The CAN-SPAM Act preempts most state restrictions specific to email marketing. However, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult content or content regarding harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act.

Violations of the CAN-SPAM Act’s provisions can result in criminal and civil penalties, including statutory penalties that can be based in part upon the number of emails sent, with enhanced penalties for commercial email senders who harvest email addresses, use dictionary attack patterns to generate email addresses, and/or relay emails through a network without permission.

With respect to text message campaigns, for example, the CAN-SPAM Act and regulations implemented by the FCC pursuant to the CAN-SPAM Act, and the Telephone Consumer Protection Act, also known as the Federal Do-Not-Call law, among other requirements, prohibit companies from sending specified types of commercial text messages unless the recipient has given his or her prior express consent. We, our users and our advertisers may all be subject to various provisions of the CAN-SPAM Act. If we are found to be subject to the CAN-SPAM Act, we may be required to change one or more aspects of the way we operate our business.

Compliance with Environmental Laws

To the best or knowledge our business operations are not subject to any specific environment regulations that require compliance or governmental approval.

Employees

As of the date hereof we have two full-time employees. All of our employees are based in the US. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement. We have never experienced a work stoppage due to union activity. The employees software technology; statistical applications; sales and marketing; and general and administrative functions including executive, finance, administration, and business development.

We may hire temporary labor for certain operational needs as required.  We believe that we will be able to hire a sufficient quantity of qualified laborers in the local area to meet our employment needs.  Our operation process does not require special training, other than orientation to our production techniques and specific equipment.

Facilities

Currently, we do not lease any executive offices as the employees work in a virtual office environment. Management believes that the current work process is satisfactory for our current operational needs. If the Company changes its intention to lease additional space to house new employees we believe the initial cost will be nominal.

Research and Development

The Company has not spent any money on research and development activities over the last two years.

Available Information

We are required to file period reports under the Exchange Act.  Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.  You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

Our Internet website address is http://www.OverAdMedia.com

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

Risks Related to Our Business

The Company had previously been in business as a privately held entity since only 2005, our results of operations and financial condition following the transactions may materially differ from the historical financial information presented in this filing. The historical financial information included in this Report is derived from our historical audited and unaudited consolidated financial statements. The preparation of this information is based upon available information and certain assumptions and estimates that we believe are reasonable. You should consider our business and prospects in light of the risks and difficulties we encounter in this rapidly evolving market. These risks and difficulties include our ability to, among other things:

•	increase our number of clients;

•	avoid interruptions or disruptions in our service or slower than expected website load times;

•	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased cliental usage globally, as well as the deployment of new features and products;

•

responsibly use the data that our cliental share with us to provide solutions that make our cliental more successful and productive and that are critical to the hiring and marketing needs of enterprises and entrepreneurial organizations;

•	increase revenue from the solutions we provide;

•	process, store and use personal data in compliance with governmental regulation and other legal obligations related to privacy;

•	successfully compete with other companies that are currently in, or may in the future enter, the digital advertising networking space;

•	hire, integrate and retain world class talent; and

•	successfully expand our business, especially internationally.

If the market for digital advertising business segment does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed. We may not be able to successfully address these risks and difficulties or others, including those described elsewhere in these risk factors. Failure to adequately address these risks and difficulties could harm our business and cause our operating results to suffer.

Failure to Protect our intellectual property could impair our business. Our success and ability to compete depend in part upon proprietary technology and intellectual properties. We will rely primarily on a combination of trade secret laws, nondisclosure agreements, and technical measures to protect our proprietary technology and intellectual properties.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2015 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our need to obtain additional financing and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are continually evaluating opportunities to raise additional funds through public or private equity financings, as well as evaluating prospective business partners, and will continue to do so. However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to even further curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

We may not be able return to profitability through the additions of other companies to our business model.  Even if the company is successful in acquiring another business the Company may not achieve profitability as the market may not accept the added product offering and there can be no assurance that these additions will succeed in our current capital structure.

We may not be able to successfully commercialize future technologies or products. A key element of our business involves the ongoing development and commercialization of new technologies and products. The success of this effort depends on numerous factors. We may not be able to expand our business as anticipated and may make substantial investments in technology development and marketing efforts that may not result in any sales. The development of products utilizing new technology involves a highly complex process that is sensitive to a wide variety of factors. As a result of these factors, we may experience lower than expected revenues and adoption of our products.

We might not be able to implement our business strategy. To some extent, our ability to generate positive cash flow in the future is subject to general economic, financial, competitive, and other factors that are beyond our control. In the event our management has misjudged the market demand, market acceptance of our services, or financial projections and assumptions, results of operations could be adversely affected, and we might not be able to fund our development as planned. If we are unable to finance existing or future projects with cash flow from operations, we will have to adopt one or more alternatives, such as delaying launch, postponing advertising and marketing, canceling development projects and other capital expenditures, selling assets, or obtaining additional equity/debt financing, or joint venture partners. These sources of additional funds might not be sufficient to finance existing or future projects, and other financing may not be available on acceptable terms, in a timely manner or at all. If we are unable to secure additional financing, we could be forced to limit our business plan, or we might not be able to take advantage of unanticipated opportunities or otherwise respond to unanticipated competitive pressures, which might adversely affect our business, financial condition and results of operations.

We may experience delays in introducing our products which may adversely affect our revenue. The timing of a creative process is difficult to predict. In developing new products, we anticipate dates for the launch of the products and associated product introductions. When we state that we will introduce or anticipate introducing a new product at a certain time in the future, those expectations are based on completing the associated development or acquisition and implementation work in accordance with our currently anticipated schedules. Unforeseen delays and difficulties in the development process or significant increases in the planned costs of development, or factors outside our control may cause the introduction date for the product to be later than anticipated or, in some situations, may cause a product introduction to be discontinued. Any delay or cancellation of planned product development and introduction may decrease the number of products and features we sell and harm our business.

We are dependent upon other firms producing technological advancements and new product introductions. We believe we must continue to respond quickly to our customers request for ever more quality click throughs, which in turn requires that we meet the needs of our users’ needs for greater functionality, improved usability and support for new software and operating applications. Our business model relies on our ability to quickly adopt new technologies and products that meet the needs of future demand trends from our customers as we will not have the staff to develop these technologies or products internally.  Should we be unable to correctly spot new technological trends or adopt the wrong technologies or products, it could seriously impact our customer retention and ultimately our profitability which could be material to the results of our operations.

We may become dependent upon third parties for certain future software development. We could license certain of our software upgrades from third party software developers. Some of this planned licensed software could be embedded in our future product offerings, and some could be offered as add-on products. If these licenses are discontinued, or become invalid or unenforceable, there can be no assurance that we will be able to develop substitutes for this software independently or to obtain alternative sources in a timely manner. Any delays in obtaining or developing substitutes for our future licensed software applications could result in loss of revenues and our financial condition and results of operations would be materially adversely impacted.

Software piracy is a persistent problem in the software industry. Preventing unauthorized use of computer software is difficult, and software piracy is a persistent problem for the software industry. In addition, the laws of various countries in which our plans to market and sell our software application do not protect our software and intellectual property rights to the same extent as the laws of the US Despite the precautions that we are planning to take to safeguard our software application, it may be possible for unauthorized third parties to reverse engineer or copy our products or obtain and use information that we regard as proprietary. There can be no assurance that the steps that we plan to take to protect our proprietary rights will be adequate to prevent misappropriation of our technology. If we fail to protect our self from the misappropriation of our technology, our operating results could be materially affected.

Market conditions General economic conditions were significantly and negatively affected by the September 11, 2001 terrorist attack and 2008-2009 economic downturn, and have not improved significantly since then. Economic conditions may also be negatively impacted by wars and other conflicts or other prospects of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could adversely affect our sales and profitability

Third-party conduct. Additional factors outside our control could delay or increase the cost of implementing our business plan or alter or reduce our actual results, including but not limited to the international political uncertainty currently being experienced in the world.

Our future operating results may have significant periodic and seasonal fluctuations. In addition to the variability resulting from the short-term nature of customers’ commitments, other factors may contribute to significant periodic and seasonal fluctuations in results of operations. These factors include the following:

•

the timing of orders;

•

the volume of orders relative to capacity to provide technical support or customer service;

•

product introductions and market acceptance of new products or new generations of products;

•

evolution in the life cycles of customers’ products;

•

timing of expenditures in anticipation of future orders;

•

effectiveness in managing software development processes;

•

changes in cost and availability of labor and components;

•

introduction and market acceptance of customers’ products;

•

product mix;

•

pricing and availability of competitive products; or

•

changes or anticipated changes in economic conditions.

Volatility of consumer preferences makes introducing successful products difficult and unpredictable. Our success will depend on generating revenue from market acceptance of the products we release, but market acceptance cannot be predicted or relied upon. Our products involve the ongoing development of enhancements, which cannot be assured to be successful regardless of the success of the initial product. If our new products fail to gain market acceptance, we may not have sufficient revenues to pay our expenses and continue the ongoing development and acquisition of new products. The failure to successfully anticipate, identify and react to consumer preferences could have an adverse effect on revenues, profitability and the results of operations.

Our profitability may decline as a result of increasing pressure on margins. Our industry is subject to potentially significant pricing pressure caused by many factors, including intense competition, changes in technology and shifts in online usage habits. These factors may cause us to reduce our billing rates for each transaction type, which could cause a fall in revenues and impair our operating margin to decline if we are unable to offset fee reductions with comparable reductions in our operating costs or increased traffic. If our gross margin declines and we fail to sufficiently reduce our operating cost or grow our net revenues, our profitability will decline, and we could incur operating losses that we may be unable to fund or sustain for extended periods of time, if at all. This could have a material adverse effect on our results of operations, liquidity and financial condition.

We may be unable to retain key advertisers, attract new advertisers or replace departing advertisers, which could adversely affect our revenue. Our success requires us to maintain and expand our relationships with our existing advertisers (including the ad agencies that represent them), and to develop new relationships with other advertisers and ad agencies.  We sell advertising through insertion orders with ad agencies and through advertising networks and exchanges. These advertising sources generally do not include long-term obligations requiring them to purchase from us and are cancelable upon short notice and without penalty in accordance with standard terms and conditions for the purchase of internet advertising published by the Interactive Advertising Bureau. As a result, we have limited visibility as to our future advertising revenue streams from our advertisers. Our advertisers’ usage may decline or fluctuate as a result of a number of factors, including, but not limited to:

•

efficiency of their advertising campaign utilizing our solutions;

•

changes in the economic prospects of advertisers or the economy generally;

•

our access to relevant inventory;

•

our ability to deliver video ad campaigns in full;

•

their satisfaction with our solutions and our client support;

•

the ability of our optimization algorithms underlying our solutions to deliver better rates of return on video ad spend dollars than competing solutions;

•

seasonal patterns in advertisers’ spending, which tend to be discretionary

•

  the pricing of our or competing solutions; and

•

reductions in spending levels or changes in advertisers’ strategies regarding video advertising spending.

 If a major advertiser decides to materially reduce its use of our services, it could do so on short or no notice. We cannot assure that our advertisers will continue to use our services or that we will be able to replace in a timely or effective manner departing advertisers with new advertisers from whom we generate comparable revenue.

Our business depends on our ability to collect and use data to deliver ads, and to disclose data relating to the performance of our ads, and any limitation on these practices could significantly diminish the value of our solutions and cause us to lose customers and revenue. Our ability to optimize the placement and scheduling of video advertisements for our advertisers and to grow our revenue depends on our ability to successfully leverage data that we collect from our advertisers, publishers, and third parties such as data providers. Our ability to successfully leverage such data, in turn, depends on our ability to collect and obtain rights to utilize such data. When we deliver an ad to an Internet-connected device, we are able to collect information about the placement of the ad and the interaction of the device user with the ad, such as whether the user visited a landing page or watched a video. We are also able to collect information about the user’s IP address, device, mobile location and some demographic characteristics. We may also contract with one or more third parties to obtain additional anonymous information about the device user who is viewing a particular ad, including information about the user’s interests. As we collect and aggregate this data provided by billions of ad impressions, we analyze it in order to optimize the placement and scheduling of ads across the advertising inventory provided to us by digital media properties. Any interruptions, failures, or defects in our data collection, mining, analysis, and storage systems could limit our ability to aggregate and analyze user data from our clients’ advertising campaigns. If that happens, we may not be able to optimize the placement of advertising for the benefit of our advertisers, which could make our solutions less valuable, and, as a result, we may lose clients and our revenue may decline.

 Our business practices with respect to data could give rise to liabilities, restrictions on our business or reputational harm as a result of evolving governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection. In the course of providing our solutions, we transmit and store information related to Internet-connected devices, user activity and the ads and other content we place. Federal, state and international laws and regulations govern the collection, use, processing, retention, sharing and security of data that we collect across our solutions. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has also announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. The Federal Trade Commission has also adopted revisions to the Children’s Online Privacy Protection Act that expand liability for the collection of information by operators of websites and other electronic solutions that are directed to children. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data collection, processing use and disclosure. However, the applicability of specific laws may be unclear in some cases and domestic and foreign government regulation and enforcement of data practices and data tracking technologies is expansive, not clearly defined and rapidly evolving. In addition, it is possible that these requirements may be interpreted and applied in a manner that is new or inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Complying with any new regulatory requirements could also force us to incur substantial costs or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy. Any actual or perceived failure by us to comply with U.S. federal, state or international laws, including laws and regulations regulating privacy, data, security or consumer protection, or disclosure or unauthorized access by third parties to this information, could result in proceedings or actions against us by governmental entities, private parties or others. Any such proceedings or actions could hurt our reputation, result in significant expense to defend, distract our management, increase our costs of doing business, adversely affect the demand for our solutions and ultimately result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless our clients from the costs or consequences of litigation resulting from using our solutions or from the disclosure of confidential information, which could damage our reputation among our current and potential clients, require significant expenditures of capital and other resources and cause us to lose business and revenue.

If we fail to detect fraud or other actions that impact video ad campaign performance, we could lose the confidence of advertisers or agencies, which would cause our business to suffer. Our business relies on effectively and efficiently delivering video ad campaigns for advertisers. We may in the future be subject to fraudulent and malicious activities such as the use of bots, non-human traffic delivered by machines that are designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of any given video ad campaign and could harm our reputation. It may be difficult to detect fraudulent or malicious activity because we do not rely solely on our own content and rely in part on publisher partners for controls with respect to such activity. While we routinely assess the campaign performance on our digital media properties’ websites and our partner publishers’ websites, such assessments may not detect or prevent fraudulent or malicious activity. If fraudulent or other malicious activity is perpetrated by others, and we fail to detect or prevent it, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund demands or withdrawal of future business. If we fail to detect fraud or other actions that impact the performance of our video ad campaigns, we could lose the confidence of our advertisers or agencies, which could cause our business to suffer.

Technological errors and system failures could significantly disrupt our operations and cause us to lose clients. Our success depends on the continuing and uninterrupted performance of our solutions, which we utilize to place video ads and other content, monitor the performance of advertising campaigns, manage our content inventory and respond to publisher needs. Our revenue depends on our ability to categorize video content and deliver ads and other content, as well as measure ad campaigns on a real-time basis. Factors that may adversely affect the performance of our solutions include:

●	Inability to accurately process data and extract meaningful insights and trends;

●	Faulty or out-of-date algorithms that fail to properly process data or result in inability to capture brand-receptive audiences at scale;

●	Technical or infrastructure problems causing digital video not to function, display properly or be placed next to inappropriate context;

●	Inability to control video completion rates, maintain user attention or prevent end users from skipping advertisements; and

●	Unavailability of standard digital video audience ratings and brand receptivity measurements for brand advertisers to effectively measure the success of their campaigns.

Sustained or repeated technological errors or system failures that interrupt our ability to deliver content and provide access to our licensed solutions, including technological failures affecting our ability to deliver video content quickly and accurately and to process viewers’ responses to video content or fill publisher content requests, could significantly reduce the attractiveness of our solutions and reduce our revenue. Any steps we take to increase their liability and redundancy of our systems may be expensive and may not be successful in preventing technological errors and system failures. Any such technological errors or system failures could harm our ability to attract potential clients and retain and expand business with existing clients and our business, financial condition and operating results could be adversely affected.

Defects or errors in our solutions could harm our reputation, result in significant costs to us, impair our ability to deliver advertising campaigns and other content and impair our ability to meet our obligations to publishers and content providers. The technology underlying our solutions, including our proprietary technology and technology provided by third-parties, may contain material defects or errors that can adversely affect our ability to operate our business and cause significant harm to our reputation. This risk is compounded by the complexity of the technology underlying our solutions and the large amounts of data we utilize. Although we test technologies before incorporating them into our solutions, we cannot guarantee that all of the technologies that we incorporate will not contain errors, bugs or other defects. Errors, defects, disruptions in service or other performance problems in our solutions could result in the incomplete or inaccurate delivery of an ad campaign or other content, including serving an ad campaign in an incomplete or inaccurate manner, in an incorrect geographical location or in an environment that is detrimental to the advertiser’s brand health. Any such failure, malfunction, or disruption in service could result in damage to our reputation, our clients withholding payment to us, advertisers, publishers or content providers making claims or initiating litigation against us, and our giving credits to our clients toward future services.

Security breaches, computer viruses and computer hacking attacks could harm our business and results of operations. We collect, store and transmit information of, or on behalf of, our advertisers, publishers and content providers. We take steps to protect the security, integrity and confidentiality of such information, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry and may occur on our systems or those of our information technology vendors in the future. Security breaches computer viruses or other harmful software code and computer hacking attacks could result in the unauthorized disclosure, misuse, or loss of information, legal claims and litigation, indemnity obligations, regulatory fines and penalties, contractual obligations and liabilities, and other liabilities. In addition, if our security measures or those of our vendors are breached or unauthorized access to consumer data otherwise occurs, our solutions may be perceived as not being secure, and advertisers, publishers and content providers may reduce the use of or stop using our solutions. Any of the foregoing could damage our reputation among our current and potential clients, require significant expenditures of capital and other resources and cause us to lose business and revenue.

Our ability to effectively manage and maintain our software and internal reports, and to install our proprietary software applications for our clients and invoice them on a timely basis depends significantly on our enterprise resource system. The failure of our internal system to operate effectively or to integrate with other systems, or a breach in security of this system could cause delays in fulfillment, integration and installation of our proprietary software application and thereby reduce efficiency of our operations, and it could require significant capital investments to remediate any such failure, problem or breach. We cannot offer assurances that such events will not occur.

Our ability to continue the use of the Internet in a safe and secure environment. The safe and secure transmission of confidential information over the Internet has been a significant hurdle to electronic file transfer and communications over the Internet. Any compromise or actual breach of our internal security processes, databases and or hardware could deter our targeted clients from using our software applications and in turn create a materially adverse effect on our financial condition and results of operations.

We may need additional capital in the future to meet our financial obligations and to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to meet our financial obligations and grow our business. We may need additional capital in the future to expand our marketing and sales and technology development efforts or to make acquisitions. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our marketing and sales and technology development efforts or take advantage of acquisition or other opportunities, which could harm our business and results of operations. Financing, if any, may be in the form of debt or additional sales of equity securities, including common or preferred stock. The incurrence of debt or the sale of preferred stock may result in the imposition of operational limitations and other covenants and payment obligations, any of which may be burdensome to us. The sale of equity securities, including common or preferred stock, may result in dilution to the current shareholders’ ownership.

We depend on key personnel. Our success is dependent in large part on the efforts of various key executives particularly, Mr. Michael Warsinske, Chairman, and Chief Executive Officer; Mr. John Abraham, President and Mr. Mark Noffke, Chief Financial Officer. There can be no assurance that we will be able to retain the services of such officers. Our failure to retain the services of Messrs. Warsinske, Abraham, and Noffke, and other key personnel could have a material adverse effect on us. Competition for highly qualified personnel is intense. Our inability to continue to attract and retain the necessary personnel could have a material adverse effect on our financial position and results of operations.

Risks Related to Ownership of Our Common Stock

Our goal to acquire an operating company could result in substantial dilution to current stockholders.  Should we have no choice but to issue stock to acquire an operating company, our current shareholders would most likely be significantly diluted.  Our acquisition of the business of OverAdmedia resulted in the prior shareholders incurring dilution of their ownership of the Company of approximately 99% (includes the shares we had to issue to resolve certain indebtedness as a condition to the merger).

Our Articles of Incorporation limits the liability of Members of the Board of Directors. Our Articles of Incorporation limits the personal liability of our directors for monetary damages for breach of fiduciary duty as a director, subject to certain exceptions, to the fullest extent allowed. We are organized under Nevada law.  Accordingly, except in limited circumstances, our directors will not be liable to our stockholders for breach of their fiduciary duties.

Provisions of our Articles of Incorporation, bylaws and Nevada corporate law have anti-takeover effects. Some provisions in our Articles of Incorporation and bylaws could delay or prevent a change in control of us, even if that change might be beneficial to our stockholders.  Our Articles of Incorporation and bylaws contain provisions that might make acquiring control of us difficult, including provisions limiting rights to call special meetings of stockholders and regulating the ability of our stockholders to nominate directors for election at annual meetings of our stockholders.  In addition, our board of directors has the authority, without further approval of our stockholders, to issue common stock having such rights, preferences and privileges as the board of directors may determine.  Any such issuance of common stock could, under some circumstances, have the effect of delaying or preventing a change in control of us and might adversely affect the rights of holders of common stock.

In addition, we are subject to Nevada statutes regulating business combinations, takeovers and control share acquisitions, which might also hinder or delay a change in control of us. Anti-takeover provisions in our certificate of incorporation and bylaws, anti-takeover provisions that could be included in the common stock when issued and the Nevada statutes regulating business combinations, takeovers and control share acquisitions can depress the market price of our securities and can limit the stockholders’ ability to receive a premium on their shares by discouraging takeover and tender offer bids, even if such events could be viewed by our shareholders or others as beneficial transactions.

Our common stock may be affected by limited trading volume and may fluctuate significantly. There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop.  This could adversely affect our shareholders’ ability to sell our common stock in short time periods or possibly at all.  Our common stock has experienced and is likely to continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  Our stock price could fluctuate significantly in the future based upon any number of factors such as: general stock market trends; announcements of developments related to our business; fluctuations in our operating results; announcements of technological innovations, new products, or enhancements by us or our competitors; general conditions in the U.S. and/or global economies; developments in patents or other intellectual property rights; and developments in our relationships with our customers and suppliers.  Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our common stock is traded on OTC Pink Sheets Markets, which may make it more difficult for investors to resell their shares due to suitability requirements. Our common stock is currently traded on OTC Markets on the “OTCPINK” tier.  Broker-dealers often decline to trade in OTCPINK stocks given that the market for such securities is often limited, the stocks are often more volatile, and the risk to investors is often greater.  In addition, OTCPINK stocks are often not eligible to be purchased by mutual funds and other institutional investors.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares.  This could cause our stock price to decline.  We can give no assurance that we can raise our stock to a higher OTC tier.

The forward looking statements contained in this filing may prove incorrect. This filing contains certain forward-looking statements, including among others:  (i) anticipated trends in our financial condition and results of operations; (ii) our business strategy for developing products based on our intellectual property; and (iii) our ability to distinguish ourselves from our current and future competitors.  These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  Actual results could differ materially from these forward-looking statements.  In addition to the other risks described elsewhere in this “Risk Factors” discussion, important factors to consider in evaluating such forward-looking statements include: (i) changes to external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the wound care industry; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace.  In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this “Risk Factors” discussion, there can be no assurance that the events predicted in forward-looking statements contained in this Filing will, in fact, transpire.

Because we became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will become public through a “reverse merger.”  Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock.  We cannot assure you that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock. The Commission has adopted regulations which generally define so-called “penny stocks” as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our shares of common stock become a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our shares of common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock was exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to restrict any person from participating in a distribution of penny stock if the Commission finds that such a restriction would be in the public interest.

The sale of securities by us in any equity or debt financing or acquisition transactions could result in dilution to our existing stockholders and have a material adverse effect on our earnings. Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock.  In addition, our business strategy may include expansion through internal growth, by acquiring complementary businesses, by acquiring or licensing additional brands, or by establishing strategic relationships with targeted customers and suppliers.  In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership.  We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our earnings and results of operations.

Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings. Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through a public offering of its securities.

The market price of our common stock may be volatile and may be affected by market conditions beyond our control.

The market price of our common stock is subject to significant fluctuations in response to, among other factors:

•

variations in our operating results and market conditions specific to Social Media Industry companies;

•

changes in financial estimates or recommendations by securities analysts;

•

announcements of innovations or new products or services by us or our competitors;

•

the emergence of new competitors;

•

operating and market price performance of other companies that investors deem comparable;

•

changes in our board or management;

•

sales or purchases of our common stock by insiders;

•

commencement of, or involvement in, litigation;

•

changes in governmental regulations; and

•

general economic conditions and slow or negative growth of related markets.

In addition, if the market for stocks in our industry, or the stock market in general, experience a loss of investor confidence, the market price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause the price of our common stock to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to the board of directors and management.

We do not intend to pay dividends for the foreseeable future, and you must rely on increases in the market prices of our common stock for returns on your investment. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant

Compliance with rules and regulations concerning corporate governance may be costly, which could harm our business. We will continue to incur significant legal, accounting and other expenses to comply with regulatory requirements. The Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission has required and will require us to make changes in our corporate governance, public disclosure and compliance practices. In addition, we have incurred significant costs and will continue to incur costs in connection with ensuring that we are in compliance with rules promulgated by the Securities and Exchange Commission regarding internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with these rules and regulations has increased our legal and financial compliance costs, which have had, and may continue to have, an adverse effect on our profitability.

Our internal financial reporting procedures are still being developed.  We will need to allocate significant resources to meet applicable external financial reporting standards. We have adopted disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to management, including principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We are taking steps to develop and adopt appropriate disclosure controls and procedures.

These efforts require significant time and resources.  If we are unable to establish appropriate internal financial reporting controls and procedures, our reported financial information may be inaccurate and we will encounter difficulties in the audit or review of our financial statements by our independent auditors, which in turn may have material adverse effects on our ability to prepare financial statements in accordance with generally accepted accounting principles in the United States of America and to comply with SEC reporting obligations.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes Oxley Act of 2002 could prevent us from producing reliable financial reports or identifying fraud. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.  We are subject to Section 404 of the Sarbanes-Oxley Act of 2002.  Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions.  We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, in connection with, Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5 (“AS 5”) which requires annual management assessments of the effectiveness of our internal controls over financial reporting.  Although we intend to augment our internal control procedures and expand our accounting staff, there is no guarantee that this effort will be adequate.

Our management, including our chief executive officer and principal financial officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future.  A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to consider our internal controls as ineffective.  If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

Certain directors and officers own substantial amounts of our common stock and, as a group, will have the ability to exercise substantial influence over matters submitted to our stockholders for approval. Following the closing of the APA, members of our Board of Directors, our founders, and our executive officers, will beneficially own 85% of our outstanding stock. Our directors are appointed upon a vote of simple majority of our shareholders. Our directors will nominate candidates for director elections. This means a handful of directors, working in concert with Management, may be able to determine the outcome of director elections and other corporate actions requiring shareholder approval. This level of ownership may have a significant effect in delaying, deferring or preventing a change in control and may adversely affect the voting and other rights of other holders of Securities.

General risk statement. Based on all of the foregoing, we believe it is possible for future revenue, expenses and operating results to vary significantly from quarter to quarter and year to year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, we believe that it is possible that in any given quarter or fiscal year our operating results could differ from the expectations of public market analysts or investors. In such event or in the event that adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the market price of our common stock would likely decline.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

 ITEM 2.  PROPERTIES

Currently, SYDYS Corporation does not lease any executive offices as the employees work in virtual office environment.  Our management believes that the current work process is satisfactory for our current operational needs. If our management changes its intention to lease additional space to house new employees we believe the initial cost will be nominal.

ITEM 3.   LEGAL PROCEEDINGS

We are not a party to any material pending legal proceeding, nor are we aware of any proceeding contemplated by any governmental authority involving us.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

Our common stock is currently traded on the Pink Sheets under the symbol “SYYC.”  The following table sets forth the range of high and low bid prices per share of our common stock for each of the calendar quarters identified below as reported by OTCPink.  These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Year Ended December 31, 2014	High	Low
Quarter ended March 31	$1.11	$1.11
Quarter ended June 30	1.11	1.11
Quarter ended September 30	1.11	1.11
Quarter ended December 31	1.11	1.11

Year Ended December 31, 2015	High	Low
Quarter ended March 31	$1.20	$1.11
Quarter ended June 30	1.20	1.20
Quarter ended September 30	1.25	1.20
Quarter ended December 31	1.25	1.05

The last price of our common stock as reported by the Pink Sheets March 11, 2016 was $1.05 per share.

Although the quotations set forth above are reported by the OTCPink marketplace during the last year there were limited actual transactions  in the Company’s common stock and there can be no assurance that actual transactions will increase in the foreseeable future or that a shareholder would be able to sell his or her shares in market transactions at the quoted price or at all.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions, which we do not meet.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Transfer Agent and Registrar

Our independent stock transfer agent is Securities Transfer Corporation 2591 Dallas Parkway, Suite 102 Frisco, TX 75034   .

Holders

As of March 11, 2016, the number of stockholders of record of our common stock was 61.

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

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding options that we have issued under equity compensation plans, see “Equity Compensation Plan Information” in Item 12 below.

Recent Sales of Unregistered Securities

In February 2016, the Company issued 288,799 shares of its common stock to its Chief Financial Officer for services provided in connection with business development work for the Company. These issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact these shareholders are accredited investors and are familiar with our operations or were issued in a private transaction.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Description of Securities

Our authorized capital stock consists of a total of 120,000,000 shares, and is comprised of 100,000,000 shares of common stock, par value $0.001 and 20,000,000 shares of preferred stock, par value $0.001.  After giving effect to the 11,500,000 additional shares of Common Stock issued under the terms of the APA,  as of February 23, 2015, there are 12,000,000 shares of our common stock issued and outstanding, and no shares of our preferred stock issued or outstanding.

Common Stock.  Each shareholder of our common stock is entitled to a pro rata share of cash distributions made to shareholders, including dividend payments.  The holders of our common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders.  There is no cumulative voting with respect to the election of our directors or any other matter.  Therefore, the holders of more than 50% of the shares voted for the election of those directors can elect all of the directors.  The holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors from funds legally available therefore.  Cash dividends are at the sole discretion of our Board of Directors.  In the event of our liquidation, dissolution, or winding up, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of our liabilities and after provision has been made for each class of stock, if any, having any preference in relation to our common stock.  Holders of shares of our common stock have no conversion, preemptive, or other subscription rights, and there are no redemption provisions applicable to our common stock.

Dividend Policy.  We have never paid any dividends and do not expect to pay any stock dividend or any cash dividends on our common stock in the foreseeable future.  We currently intend to retain our earnings, if any, for use in our business.  Any dividends declared on our common stock in the future will be at the sole discretion of our Board of Directors and may be subject to any restrictions that may be imposed by lenders or other third parties.

Preferred Stock.  We are authorized to issue 20,000,000 shares of preferred stock, par value $0.001. As of March 11, 2016 there were no shares of our Preferred Stock outstanding.

Our Board of Directors has the authority, without further authorization from our stockholders, to divide, designate the preferences and relatives, participating, optional or other special rights, or qualifications, limitations or restrictions of our preferred stock, and issue from time to time any or all of our preferred stock, as one or more other classes or series.  The designations, preferences, and relative, participating, optional or other special rights, the qualifications, limitations or restrictions of our preferred stock, of each additional series, if any, may differ from those of any and all other series already outstanding.  Further, our Board of Directors has the power to fix the number of shares constituting our authorized capital stock and thereafter to increase or decrease the number of shares of any such class or series subsequent to the issue of shares of that class or series but not below the number of shares of that class or series then outstanding.

Some provisions in our Articles of Incorporation and bylaws could delay or prevent a change in control of us, even if that change might be beneficial to our stockholders.  Our Articles of Incorporation and bylaws contain provisions that might make acquiring control of us difficult, including provisions limiting rights to call special meetings of stockholders and regulating the ability of our stockholders to nominate directors for election at annual meetings of our stockholders.  In addition, our board of directors has the authority, without further approval of our stockholders, to issue common stock having such rights, preferences and privileges as the board of directors may determine.  Any such issuance of common stock could, under some circumstances, have the effect of delaying or preventing a change in control of us and might adversely affect the rights of holders of common stock.

In addition, we are subject to Nevada statutes regulating business combinations, takeovers and control share acquisitions, which might also hinder or delay a change in control of us. Anti-takeover provisions in our certificate of incorporation and bylaws, anti-takeover provisions that could be included in the common stock when issued and the Nevada statutes regulating business combinations, takeovers and control share acquisitions can depress the market price of our securities and can limit the stockholders’ ability to receive a premium on their shares by discouraging takeover and tender offer bids, even if such events could be viewed by our shareholders or others as beneficial transactions.

Indemnification of Directors and Officers

Nevada law authorizes Nevada corporations to limit or eliminate the personal liability of their directors to them and their stockholders for monetary damages for breach of a director’s fiduciary duty of care. The duty of care requires that, when acting on behalf of the corporation, directors must exercise an informed business judgment based on all material information reasonably available to them. Absent the limitations Nevada law authorizes, directors of Nevada corporations are accountable to those corporations and their stockholders for monetary damages for conduct constituting gross negligence in the exercise of their duty of care. Nevada law enables Nevada corporations to limit available relief to equitable remedies such as injunction or rescission. Our certificate of incorporation limits the liability of our directors to us and our stockholders to the fullest extent Nevada law permits. Specifically, no director will be personally liable for monetary damages for any breach of the director’s fiduciary duty as a director, except for liability:

· for any breach of the director’s duty of loyalty to us or our stockholders;

·for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

·for unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the NGCL; and

·for any transaction from which the director derived an improper personal benefit.

This provision could have the effect of reducing the likelihood of derivative litigation against our directors and may discourage or deter our stockholders or management from bringing a lawsuit against our directors for breach of their duty of care, even though such an action, if successful, might otherwise have benefited us and our stockholders. Our bylaws provide indemnification to our officers and directors and other specified persons with respect to their conduct in various capacities.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the “Act”) may be permitted to directors, officers and controlling persons of the issuer pursuant to the foregoing provisions, or otherwise, the issuer has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Anti-Takeover Effects of Provisions of the NGCL and our Certificate of Incorporation and Bylaws

Provisions of the NGCL and our certificate of incorporation and bylaws could make it more difficult to acquire us by means of a tender offer, a proxy contest or otherwise, or to remove incumbent officers and directors. These provisions, summarized below, are expected to discourage certain types of coercive takeover practices and takeover bids that our Board of Directors may consider inadequate and to encourage persons seeking to acquire control of us to first negotiate with our Board of Directors. We believe that the benefits of increased protection of our ability to negotiate with the proponent of an unfriendly or unsolicited proposal to acquire or restructure us outweigh the disadvantages of discouraging takeover or acquisition proposals because, among other things, negotiation of these proposals could result in improved terms for our stockholders.

Nevada Anti-Takeover Statute.   We are subject to Section 203 of the NGCL, an anti-takeover statute. In general, Section 203 of the NGCL prohibits a publicly-held Nevada corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years following the time the person became an interested stockholder, unless the business combination or the acquisition of shares that resulted in a stockholder becoming an interested stockholder is approved in a prescribed manner. Generally, a “business combination” includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. Generally, an “interested stockholder” is a person who, together with affiliates and associates, owns (or within three years prior to the determination of interested stockholder status did own) 15% or more of a corporation’s voting stock. The existence of this provision would be expected to have an anti-takeover effect with respect to transactions not approved in advance by the Board of Directors, including discouraging attempts that might result in a premium over the market price for the shares of common stock held by stockholders.

As of February 1, 2013, we are not subject to Section 203 of the NGCL because we do not have a class of voting stock that is listed on a national securities exchange or held of record by more than 2,000 stockholders and we have not elected by a provision in our original Certificate of Incorporation or any amendment thereto to be governed by Section 203. Unless we adopt an amendment of our Certificate of Incorporation by action of our stockholders expressly electing not to be governed by Section 203, we would generally become subject to Section 203 of the NGCL at such time that we have a class of voting stock that is either listed on a national securities exchange or held of record by more than 2,000 stockholders, except that the restrictions contained in Section 203 would not apply if the business combination is with an interested stockholder who became an interested stockholder before the time that we have a class of voting stock that is either listed on a national securities exchange or held of record by more than 2,000 stockholders.

Amendments to Our Certificate of Incorporation. Under the NGCL, the affirmative vote of a majority of the outstanding shares entitled to vote thereon and a majority of the outstanding stock of each class entitled to vote thereon is required to amend a corporation’s certificate of incorporation. Under the NGCL, the holders of the outstanding shares of a class of our capital stock shall be entitled to vote as a class upon a proposed amendment, whether or not entitled to vote thereon by the certificate of incorporation, if the amendment would:

·increase or decrease the aggregate number of authorized shares of such class;

·increase or decrease the par value of the shares of such class; or

·alter or change the powers, preferences or special rights of the shares of such class so as to affect them adversely.

If any proposed amendment would alter or change the powers, preferences or special rights of one or more series of any class of our capital stock so as to affect them adversely, but shall not so affect the entire class, then only the shares of the series so affected by the amendment shall be considered a separate class for the purposes of this provision.

Vacancies in the Board of Directors. Our bylaws provide that, subject to limitations, any vacancy occurring in our Board of Directors for any reason may be filled by a majority of the remaining Cliental of our Board of Directors then in office, even if such majority is less than a quorum. Each director so elected shall hold office until the expiration of the term of the other directors. Each such directors shall hold office until his or her successor is elected and qualified, or until the earlier of his or her death, resignation or removal.

Special Meetings of Stockholders. Under our bylaws, special meetings of stockholders may be called at any time by a majority of the Cliental of the Board of Directors or by any officer instructed by the directors to call such a meeting. Under the NGCL, written notice of any special meeting must be given not less than 10 nor more than 60 days before the date of the special meeting to each stockholder entitled to vote at such meeting.

Requirements for Advance Notification of Stockholder Nominations and Proposals. Our bylaws establish advance notice procedures with respect to stockholder proposals and nomination of candidates for election as directors other than nominations made by or at the direction of our Board of Directors or a committee of our Board of Directors.

No Cumulative Voting. The NGCL provides that stockholders are denied the right to cumulate votes in the election of directors unless our certificate of incorporation provides otherwise. Our amended and restated certificate of incorporation will not provide for cumulative voting.

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

The Company is currently testing an enhanced software product, which if accepted, the Company then will attempt to enter into a definitive licensing agreement for the patented display and mobile ad delivery technology owned by the company Linkstorm (www.Linkstorm.net).  Our current CEO and Chairman of the Board, Mike Warsinske, is also a director of the parent company of Linkstorm. The Company believes that through the acquisition of the license and technology, will allow it to enhance its legacy business and be able to provide a higher quality advertising experience through it’s newly name brand PurpleSoda (www.purplesoda.net).  The Company along with its legacy brand will sell the Linkstorm enabled, rich media ad units directly to its current advertisers and their ad agencies and then will have the ability to place those advertisements with individual websites, Ad Networks and Realtime Bidding (RTB) Exchanges. The Company believes it will make a final determination of the feasibility during the second quarter of 2016 as to whether to proceed with this software product.

The Company currently maintains its office in Seattle, Washington.

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

In February 2015, as part of the requirements under the APA, the Company negotiated settlements of all of the outstanding principal in notes payable of $120,500 plus all accrued interest through the date of closing of the APA (which amounted to $15,381 as of March 31, 2015) and approximately $225,000 for accounts payable and accrued expenses and will issue 1,500,000 shares of the Company’s common stock. The transaction was accounted for as a recapitalization transaction under US GAAP, such that the transaction was accounted for as a recapitalization of the business of OAM and the financial statements of OAM became those of the Company.  All of the amounts in the financial statements and this 10K represent the operations of OAM and the combined company after the merger.  No amounts are shown for the previous operations of Sydys Corp. prior to the merger consummation.

 Results of Operations

Revenues

Overall, our revenues decreased 87% for the year ended December 31, 2015 as compared to year ended December 31, 2014 as we transition our business. Revenue associated with our new technology licensing was $5,657 representing one sale.

As noted above, we are currently in the process of transitioning our business and not generated any revenue since the third quarter. We have paused our simple banner ad and pre-roll video business as changing search algorithms at search providers such as Google, Bing, Yahoo and lower tier sites and robotic traffic undermine the margins available to us.  We retain the ability to restart our operations, which would be almost immediate, should our industry profit margins stabilize such that it would be profitable to restart our operations.

Cost of revenue

Cost of revenues, as a percent of revenue was 31% for the year ended December 31, 2015 compared to 77% for the year ended December 31, 2014.  Upon the business becoming public certain changes were made to our operations, which transferred certain costs we paid as cost of revenues in prior periods to selling, general and administrative costs or were reduced altogether. As noted above, we have had reduced revenue as we transition into a more Ecommerce based business model.

Professional Fees

Professional fees increased approximately $103,000 to $137,000 during the year ended December 31, 2015 versus approximately $35,000 during the year ended December 31, 2014.  The increase was a result of the acquisition of the business of OverAdMedia mainly attributable to accounting fees.  We expect that our 2016 professional fees will be reduced from 2015 levels, but remain somewhat elevated going forward as we incur the costs of being a public company.  In addition we expect that in future periods we will acquire other private or public small businesses, and we expect that it is likely that we will bear the significant share of the professional fees associated with those transactions.

General and Administrative Expense

General and Administrative expense decreased approximately $69,000 to $131,000 during the year ended December 31, 2015 versus approximately $199,000 during the year ended December 31, 2014. This was mainly attributable to the bad debt write off in 2014 of approximately $85,000 compared to $28,000 incurred in 2015.  In future periods we expect that our general and administrative expenses will increase to encompass the salary requirements of our executive officers and also if we are successful in growing our business we will need to increase our administrative staff to meet our business needs.

Interest Expense

Interest expense reflects costs associated with the implicit interest of 8% on loans funded by the sole proprietor for sundry capital requirements. This expense was flat during the year ended December 31, 2015 compared to the respective period in 2014. During the second quarter the company began accruing for the 10% interest rate on the convertible debentures, which aggregated to a total of $3,034 for the year ended December 31, 2015.  As we will need additional capital to pursue acquisitions and to grow our business, we expect that some of the capital we raise may be in the form of debt and therefore we expect in the future that interest expense may be substantially higher than current period levels.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2015 we had approximately $3,000 in cash and cash equivalents and a negative working capital of approximately $40,000 excluding amounts due to our principal shareholder, as compared to cash and cash equivalents of approximately $36,000 and a positive working capital of $47,000, excluding the related party note payable and accrued interest at December 31, 2014.    Our financial statements reflect the operations of OverAdmedia for all periods presented.  In 2014, while the Company’s operations were private, the profits of the business were distributed to the sole proprietor.  Because of this, our liquidity and capital structure is not comparable to what we expect will happen in the future, as we do not expect to pay dividends to shareholders in the near future, but instead expect to retain any profit to help us grow the business.

We do not have any commitments for capital expenditures.  We do not expect that our Chief Executive Officer and Chairman of the Board will make any demands for repayment of principal or interest in next twelve months.   We are currently attempting to raise capital in order to acquire a private operating business.  We can give no assurance that we will be able to raise such funds on terms acceptable to our principal shareholder.  We can give no assurance that our principal shareholder will be able to continue to provide advances to the Company.

As noted in footnote 3 in the notes to our financial statements, there is substantial doubt about our ability to continue as a going concern. Due to changing conditions in the online advertising industry, we paused engaging in revenue producing transactions at the end of the third quarter 2015 as we work on bring in other companies into our business model. Since that time we have relied on the sale of convertible notes and advances from our primary shareholder to fund our continuing operations. While our primary shareholder has funded our operations to date, we can give no assurance that such funding will continue.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

 Critical Accounting Policies and Recent Accounting Pronouncements

For a discussion of our accounting policies and procedures and recent accounting pronouncements, see the footnotes to our financial statements beginning on page F-8.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements at December 31, 2015 and for each of the two years then ended, and the footnotes related thereto, begin on page F-1 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our chief executive officer concluded that as of December 31, 2015, our disclosure controls and procedures were not effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our chief executive officer, in order to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our chief executive officer, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, which we are not required to provide under applicable SEC rules.

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act ) that occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company.  Our executive officers are elected annually by the Board of Directors.  The directors serve one-year terms until their successors are elected.  The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors.  Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Michael Warsinske	53	Chief Executive Officer and Chairman of the Board of Directors

John Abraham	52	President and Director

Mark Noffke	60	Chief Financial Officer and Director

Mr. Warsinske is our Chief Executive Officer and was appointed February 9, 2015 in conjunction and completion of the APA.  Mr. Warsinske is an experienced media sales executive who prior to founding OAMD previously served as CEO of Cybereps, an online advertising sales firm sold to Interep National Radio Sales (Nasdaq:IREP) from 1995 through 2001 and has invested in and advised dozens of online media and software companies.  He has served on the Board of Directors of Beyond Commerce (OTC PINK: BYOC) from August 2006 to January 2007 and WebXu (OTC PINK: WBXU) from January 2010 to September 2012 and currently serves on the boards ai-one, Inc., Linkstorm, Inc. and Digital Film Cloud Network.  Mr. Warsinske graduated from the University of Oregon's School of Journalism in 1984.

Mr.  Abraham was appointed President and a member of our Board effective February 9, 2015, in conjunction with completion of the APA. Mr. Abraham was formerly co-visionary with Troublegood Management. Mr. Abraham has a 15-year track record facilitating revenue growth, and is known for increasing profitability, and developing new businesses in the online and new media marketing and technology space. Mr. Abraham has worked with brands such as Microsoft, Activision, Sony, Fox, Namco, and Nissan. Specialties include: emerging technologies, mobile media, digital media, rich media advertising, online publishing, and studio culture.

Mr. Noffke was appointed Chief Financial Officer and a member of our Board effective February 9, 2015 in conjunction with completion of the APA. Mr. Noffke is currently serving as Chief Financial Officer and as a member of the Board of the EFactor Group Corp (OTCBB: EFCT) since June 30, 2014. Mr. Noffke has more than 35 years of experience as a seasoned financial and management professional. Mr. Noffke also served as Executive Vice President of Finance of EFactor Group Corp. beginning October 2012. Since April 2014 Mr. Noffke also serves as Chief Executive Officer and a Board member for Cafe Serendipity Holdings Inc. a start-up branding company for the medical marijuana industry (OTC Pink: FOFU). Since January 2007, he has also served as chief financial officer of Beyond Commerce, Inc., an e-commerce company (OTC PINK: BYOC).  From August 2006 to January 2007, Mr. Noffke served as chief executive officer of Financial Media Group, Inc., a formerly public investor relations company. He served as chief financial officer of National Storm Management, Inc., a storm restoration company, from May 2004 to August 2006, where he was instrumental in its initial public offering.  From September 1996 to June 2003, Mr. Noffke served as the chief financial officer and a director of U.S. Forest Industries, Inc., a formerly public timber manufacturing company, where he was responsible for developing its accounting infrastructure.

Mr. Noffke is a Certified Public Accountant in Illinois and has a Bachelor of Science in Accounting from Valparaiso University in Indiana in 1977.

Family Relationships

There are no family relationships between or among the above directors, executive officers or persons nominated or charged by us to become directors or executive officers.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors and us. From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate.  These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with our business with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated.  Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Our policies and procedures regarding transactions involving potential conflicts of interest are not in writing.  We understand that it will be difficult to enforce our policies and procedures and will rely and trust our officers and directors to follow our policies and procedures.  We will implement our policies and procedures by requiring the officer or director who is not in compliance with our policies and procedures to remove himself and the other officers and directors will decide how to implement the policies and procedures, accordingly.

Audit Committee and Audit Committee Financial Expert

Our board of directors has not created a standing audit committee of the board.  Instead, our full board of directors acts as our audit committee. One member of our board of directors is an “audit committee financial expert” which is Mr. Noffke.  Michael Warsinske, our executive officer and member of our board of directors, is actively involved in our business.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and 10% stockholders are also required by applicable SEC rules to furnish us copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act.  Based solely on our review of the copies of such forms received by us or written representations from such persons that no other reports were required for such persons, we believe that during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were satisfied in a timely fashion.

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

Our Code of Business Conduct and Ethics is available without charge upon written request directed to Michael Warsinske, Chief Executive Officer, Sydys Corporation, 2811 East Madison Suite 300, Seattle, WA. 98112.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth the compensation earned for services rendered to us for the fiscal years indicated by our named executive officers. The amounts reported earned for compensation reflect amounts both paid and accrued and is not indicative of cash outlays for compensation.

Name and Principal Position	Year	Salary	Bonus	Stock	All Other
				Awards	Compensation	Total
Michael Warsinske	2015	$ 60,000	$ -	$ -	$ 19,173	$ 79,173
(Chief Executive Officer)	2014	$ -	$ -	$ -	$ -	$ -

John Abrahamson	2015	$ 7,500	$ -	$ -	$ -	$ 7,500
(President)	2014	$ -	$ -	$ -	$ -	$ -

Mark Noffke	2015	$ 25,000	$ -	$ -	$ -	$ 25,000
(Chief Financial Officer)	2014	$ -	$ -	$ -	$ -	$ -

Director Compensation

The members of our Board of Directors received no compensation for serving on our Board, except that each director was entitled to reimbursement for the reasonable costs and expenses incurred in attending Board meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2015, certain information with respect to our  equity securities owned of record or beneficially by (i) each Officer and Director; (ii) each person who owns beneficially more than 5% of any class of our outstanding voting securities; and (iii) all Directors and Executive Officers as a group.

Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	No. of Shares(1)	Percent of Class (1)

Common	Michael Warsinske	Chief Executive Officer Chairman	6,000,000	51.2%

Common	John Abraham	President and Director	4,000,000	34.2%

Common	Mark Noffke	Chief Financial Officer and Director	-	-

	All directors and executive officers as a group (3 persons)		10,000,000	85.4%

(1)

These percentages have been calculated based on 11,711,201 shares of Common Stock outstanding as of
December 31, 2015.

(2)

Unless indicated otherwise, the address of the shareholder is 2811 East Madison Suite 300 Seattle, WA 98112.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The company received $111,533 of funding during 2006 & 2007 from Mr. Warsinske (sole proprietor at the time) for sundry capital requirements. This amount was increased by $6,000 during March of 2012. This note was formalized during December of 2013. The terms of this agreement include an eight percent (8%) per annum interest rate and is due upon Mr. Warsinske providing the Company with written notice of demand, according to certain terms. However, Mr. Warsinske may not demand repayment of the Note until the Company has profitability over $100,000 and is in a positive cash flow position. At that time, Mr. Warsinske may demand repayment at which the Company has twelve months to pay through excess cash flow of ten percent (10%) per month. Imputed interest expense accrued on the note payable to Mr. Warsinske totaled $9,043 and $9,043 for the twelve months ended December 31, 2015 and 2014, respectively.

The company received two tranches of $25,000 each for an aggregate of $50,000 in April and June of 2015 from Mr. Warsinske, the company’s Chief Executive Officer, the proceeds were used for sundry working capital requirements. These two debentures mature twelve months from the first day of the month following the date of issuance and accrue interest at a 10% rate per annum. The company recorded $3,034 in interest expense related to these two debentures for the twelve month period ended December 31, 2015. The debentures are convertible at any time while outstanding into shares of common stock of the Company at the rate of $0.80 per share.  The Company’s common stock has had almost no trading for more than one (1) year prior to issuance of the debentures and therefore the Company has estimated that the conversion price was in excess of the fair value of the common stock at the time of issuance and therefore no beneficial conversion feature was included at issuance.  The conversion feature has standard anti-dilution protections.

Director Independence

Mr. Warsinske, Mr. Noffke or Mr. Abraham do not satisfy the definition of “independent” established by NYSE MKT as set forth in Section 803 of the NYSE MKT Company Guide.  As of the date of the report, we do not maintain a separately designated audit, compensation or nominating committee.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services performed by L J Soldinger Associates, LLC for the fiscal years ended December 31, 2015 and December 31, 2014.

	2015	2014
Audit Fees:	$82,285	$24,670

Audit-Related Fees:	4,370	0

Tax Fees:	-	0

All Other Fees:	0	0

Total:	$86,655	$24,670

Audit Fees for 2015 consist of fees billed for professional services rendered for the audit private operation of OverAdMedia for the years ended December 31, 2014 and 2013 and the current year audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent accountants in connection with statutory and regulatory filings or engagements.  Audit fees for 2014 consist of the fees billed for the fiscal September 30, 2014 and 2013 audits of the predecessor shell Sydys Corp. and the quarter SAS 100 reviews from March 2013 through December 31, 2014.

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

 Audit Committee Pre-Approval Procedures

Our Board of Directors serves as our audit committee.  Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit to review the results of their work.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During 2015, all audit and non-audit services performed by our independent accountants were pre-approved by the board of directors in accordance with the foregoing procedures.

ITEM 15. EXHIBITS

The following documents are filed as exhibits to this report.

Exhibit No.	Exhibit
21.1**	Subsidiaries of the Company
31.1**	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2**	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer of the Company Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer of the Company Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYDYS CORPORATION

Date: March 11, 2016	By:	/s/ Michael Warsinske
Michael Warsinske Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Warsinske
Michael Warsinske	Chief Executive Officer, and Director (Principal Executive Officer)	March 11, 2016

/s/ John Abrahamson
John Abrahamson	President, and Director	March 11, 2016

/s/ Mark Noffke
Mark Noffke	Chief Financial Officer, and Director (Principal Financial and Accounting Officer)	March 11, 2016

SYDYS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders

Sydys Corporation

We have audited the accompanying balance sheets of Sydys Corporation as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended.  Sydys’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sydys Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company is in transition and has incurred operating losses since inception.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

L J Soldinger Associates, LLC

Deer Park, Illinois
March 10, 2016

SYDYS CORPORATION

Balance Sheets

	December 31,
	2015	2014
ASSETS

Current assets
Cash	$2,888	$35,865
Accounts receivable, net of allowance for doubtful accounts of $0 & $84,672	-	42,872
Other current assets	-	15,854

Total Assets	$2,888	$94,591

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$39,619	$47,008
Accrued expenses - related party	86,749	-
Accrued interest - related party	87,463	75,026
Loans payable - related party	167,533	117,533
Other current liability	-	497

Total current liabilities	381,364	240,064

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock; $.001 par value; 20,000,000 shares authorized;
and 0 issued and outstanding at December 31, 2015 and 2014	-	-
Common stock; $.001 par value; 100,000,000 shares authorized;
and 11,711,201 and 10,000,000 issued, issuable and outstanding at
December 31, 2015 and 2014, respectively	11,711	10,000
Additional paid-in capital	-	-
Accumulated deficit	(390,187)	(155,473)

Total stockholders’ deficit	(378,476)	(145,473)

Total liabilities and stockholders’ deficit	$2,888	$94,591

The accompanying notes are an integral part of these financial statements.

 SYDYS CORPORATION

Statements of Operations

	Year Ended December 31,
	2015	2014

Revenues
Interactive Media	$140,510	$1,053,776
Expandable Rich Media	5,657
	$146,167	$1,053,776

Operating expenses
Cost of revenue	45,707	806,169
Professional fees	137,506	34,755
General and administrative	130,585	199,347

Total operating expenses	313,798	1,040,271

Profit (Loss) from operations	(167,631)	13,505

Other income (expense)
Interest expense – related party	(12,437)	(9,403)
Other income, net	1,257	13,797

Total other income (expense)	(11,180)	4,394

Net (Loss) Income before income tax	(178,811)	17,899

Provision of income tax	-	-

Net loss	$(178,811)	$17,899

Basic and diluted loss per common share	$(0.02)

Basic and diluted weighted average number
of common shares outstanding	11,504,978

Pro forma information (Unaudited)
Net Income	$17,899
Pro forma income tax provision	6,000
Pro forma net income	$11,899

Basic and diluted pro forma income per common share	$0.00

Basic and diluted weighted average number
of common shares outstanding	10,000,000

The accompanying notes are an integral part of these financial statements.

 SYDYS CORPORATION

Statements of Stockholders’ Deficit

				Retained
			Additional	Earnings/	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Deficit

Balance at January 1, 2014	10,000,000	$10,000	$-	$6,246	$16,246

Distributions to owner				(179,618)	(179,618)
Net Profit	-	-	-	17,899	17,899
Balance at December 31, 2014	10,000,000	$10,000	$-	$(155,473)	$(145,473)

Net Assets acquired in merger	1,711,201	1,711	-	(55,903)	(54,192)
Net Loss	-	-	-	(178,811)	(178,811)
Balance at December 31, 2015	11,711,201	$11,711	$-	$(390,187)	$(378,476)

The accompanying notes are an integral part of these financial statements.

SYDYS CORPORATION

Statements of Cash Flows

	Year Ended December 31,
	2015	2014

Cash Flows From Operating Activities:
Net profit (loss)	$(178,811)	$17,899
Adjustments to reconcile net loss to net cash used in
Operating activities:
Bad debt expense	27,777	84,672

Changes in components of working capital:
Decrease in accounts receivable	15,095	30,971
Decrease in other current assets	15,854	(13,854)
Increase (decrease) in accounts payable	(19,924)	46,128
Increase in accrued expenses – related party	98,716	9,403
Net cash provided by (used in) operating activities	(41,292)	175,219

Cash Flows from Investing Activities:
Funds advanced to shell prior to merger	$(41,188)	$-
Net cash used in investing activities	$(41,188)	$-

Cash Flows From Financing Activities:
Proceed from third party receivable assignment related
to amounts advanced by related party	$(497)	$92,597
Payments to related party from proceeds from third
form third party	-	(92,100)
Proceeds from convertible notes issued – related party	50,000	-
Cash draws paid to owners	-	(179,618)
Net cash provided by (used in) financing activities	$49,503	$(179,121)

Net decrease in cash and cash equivalents	(32,977)	(3,902)

Cash and cash equivalents, beginning of year	35,865	39,767

Cash and cash equivalents, end of year	$2,888	$35,865

The accompanying notes are an integral part of these financial statements.

 SYDYS CORPORATION

Notes to Financial Statements

NOTE 1 - Description of Business

SYDYS Corporation dba OverAdMedia (the “Company”) was incorporated under the laws of the State of Nevada on February 9, 2004. We were formed for the purpose of engaging in the on-line advertising business.

The Company currently maintains its office in Seattle, Washington.

In February 2015, as described more fully in Note 5, substantially all of the Company’s assets and liabilities were acquired by Sydys Corporation (“Sydys”), a Nevada company that was a public reporting shell corporation, as defined under the 1934 Securities and Exchange Act.  For accounting purposes, the acquisition of the assets and liabilities of the Company by Sydys was treated as a recapitalization of Sydys and therefore the financial statements of Sydys on the date of the acquisition became those of the Company.

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

Use of Estimates

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

Cash and Cash Equivalents

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

 SYDYS CORPORATION

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

Revenue Recognition

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions.  At various times during the year, the Company may exceed the federally insured limits.  To mitigate this risk, the Company places its cash deposits only with high credit quality institutions.  Management believes the risk of loss is minimal.  At December 31, 2015 and December 31, 2014 the Company did not have any uninsured cash deposits.

During the twelve months ended December 31, 2015, two customers accounted for approximately 40% of revenues and three vendors accounted for approximately 61% of cost of revenues.

Pro forma financial information

As discussed in Note 1, the operations of OverAdMedia were originally unincorporated. Upon closing of the Merger (see Note 5), the operations of OverAdMedia were held in a C Corporation, as defined in the Internal Revenue Code of the United States. The change resulted in the post-merger company becoming obligated for the tax liabilities for the portion of income generated subsequent to the date of the merger, whereas the previous income and associated liability was passed through to individual who owned the operations of OverAdmedia.

The operations of OverAdmedia are those of the Company, and pursuant to Securities and Exchange Commission Staff Accounting Bulletin Number 1B.2 "Pro Forma Financial Statements and Earnings per Share" ("SAB 1B.2"), pro forma information on the face of the income statement has been presented which reflects the pro forma impact as if the Company had changed its tax status and capital structure during all periods under these financial statements.

Recent Accounting Pronouncements

In 2014 and updated in August 2015, the Financial Accounting Standards Board (the “FASB”) updated the standards for revenue recognition in Revenue from Contracts with Customers (Topic 606).  The updated standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date.  The Company is currently evaluating the alternative methods of adoption and the effect on its Financial Statements and related disclosures, which it expects to adopt beginning on January 1, 2018.

 SYDYS CORPORATION

Notes to Financial Statements

Loss per Share

Loss per common share is calculated in accordance with the Accounting Standards Codification, “Earnings per Share.”  Basic loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding.  Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive.  Shares associated with stock options are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). As of December 31, 2015, there were 62,500 shares issuable upon conversion of 2 convertible notes (see Note 5) that were not included in the diluted weighted average shares outstanding as their effect would have been anti-dilutive.

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

As of December 31, 2015, the Company had $2,888 of cash on hand and had an accumulated deficit of $390,187.  As of December 31, 2015 the Company had paused its revenue as our banner ad and pre-roll video business was changing search algorithms at search providers such as Google, Bing, Yahoo and lower tier sites and robotic traffic undermine the margins available to us. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a profitable business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

 SYDYS CORPORATION

Notes to Financial Statements

The Company’s ability to continue as a going concern is dependent upon being able to restart operations at profitable margins, raising capital through debt and equity financing on terms desirable to the Company or either finding a successful operating company to acquire or internally developing a new profitable operation. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, the Company may, in the extreme situation, cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 NOTE 4 – Other Current Assets

Other current assets consist of the following at December 31, 2015 and December 31, 2014 respectively.

	December 31, 2015	December 31, 2014
Advance to supplier	$-	$13,854
Notes receivable	-	2,000
TOTAL	$-	$15,854

NOTE 5 – Related Party Note Payable

The company received $111,533 of funding during 2006 & 2007 from Mr. Warsinske (sole proprietor at the time) for sundry capital requirements. This amount was increased by $6,000 during March of 2012. This note was formalized during December of 2013. The terms of this agreement include an eight percent (8%) per annum interest rate and is due upon Mr. Warsinske providing the Company with written notice of demand, according to certain terms. However, Mr. Warsinske may not demand repayment of the Note until the Company has profitability over $100,000 and is in a positive cash flow position. At that time, Mr. Warsinske may demand repayment at which the Company has twelve months to pay through excess cash flow of ten percent (10%) per month. Imputed interest expense accrued on the note payable to Mr. Warsinske totaled $9,043 and $9,043 for the twelve months ended December 31, 2015 and 2014, respectively.

The company received two tranches of $25,000 each for an aggregate of $50,000 in April and June of 2015 from Mr. Warsinske, the company’s Chief Executive Officer, the proceeds were used for sundry working capital requirements. These two debentures mature twelve months from the first day of the month following the date of issuance and accrue interest at a 10% rate per annum. The company recorded $3,034 in interest expense related to these two debentures for the twelve month period ended December 31, 2015. The debentures are convertible at any time while outstanding into shares of common stock of the Company at the rate of $0.80 per share.  The Company’s common stock has had almost no trading for more than one (1) year prior to issuance of the debentures and therefore the Company has estimated that the conversion price was in excess of the fair value of the common stock at the time of issuance and therefore no beneficial conversion feature was included at issuance.  The conversion feature has standard anti-dilution protections.

NOTE 6 - Capital Stock Activity

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

 SYDYS CORPORATION

Notes to Financial Statements

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

NOTE 7 - Income Taxes

Deferred income taxes result from the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts recognized for income tax purposes. OverAdmedia has historically been treated as a sole proprietorship.

Prior to the merger on February 20, 2015, the operations of OverAdmedia were unincorporated, and therefore all tax attributes of the operations of OverAdmedia flowed directly to the owner.  Upon the closing of the merger, the Company is now liable for all the tax attributes of the business.  Accordingly, prior to February 20, 2015, no income tax information is presented.  Due to the losses and the abandonment of its operations in 2015 after the merger, the Company has included valuation allowances for 100% of the net deferred tax assets of the Company.

The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of deferred tax assets and liabilities are as follows as of December 31, 2015:

Deferred tax asset
Tax benefit arising from goodwill acquired in purchase of net assets of OverAdmedia	$146,000
Accrued interest	21,000
Deferred compensation	31,000
Tax benefit arising from net operating loss carryforwards	433,000
Subtotal of deferred tax assets	631,000
Less valuation allowance	(631,000)

Net deferred tax asset	$-

Income tax benefit (expense) consists of the following at December 31, 2015:

Deferred income taxes
Federal income tax	$ 198,000
State income tax	-
Federal and state benefit of net operating loss carryforward acquired	394,000
Federal and state benefit of net operating loss carryforward	39,000
Subtotal deferred income taxes	631,000

Less (increase) decrease in valuation allowance	(631,000)

Income tax benefit	$-

 As of December 31, 2015, the Company had reported net operating loss (“NOL”) carryforwards for tax purposes amounting to approximately $1.237 million that may be offset against future taxable income. These NOL carryforwards expire beginning in fiscal years ending December 31, 2026 2024 through 20342035. However, carryforwards amounting to approximately $1.125 million will be limited under Section 382 of the Internal Revenue Code due to the change in ownership that occurred as a result of the merger (see Note 5).these carryforwards may be significantly limited due to changes in the ownership of the Company.  Section 382 of the Internal Revenue Code requires that net operating loss carryforwards produced by prior ownership are only usable up to a certain percentage as defined in the code section over the 20 year period following a more than 50% change in ownership.

Recognition of the benefits of the deferred tax assets will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earning in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $631,000 and $0 as of December 31, 2015 and 2014, respectively.

SYDYS CORPORATION

Notes to Financial Statements

The following table presents the principal reasons for the difference between the Company’s effective tax rates and of United States federal statutory income tax rate of 35.4% at December 31:

2015

Federal income tax benefit at statutory rate	$63,000
State income tax benefit (net of effect of federal benefit)	-
Less non-deductible expenses	(33,000)
Add amortization of goodwill	9,000
Valuation allowance	39,000

Income tax benefit	$-

Effective Income Tax Rate	0%

 NOTE 8 - Supplemental Cash Flow Information

No amounts were paid for taxes or interest during the years ended December 31, 2015 and 2014.

NOTE 9 - Subsequent Events Not Disclosed Elsewhere

In February 2016, the Company issued 288,799 shares of its common stock to its Chief Financial Officer for services provided in connection with business development work for the Company.

In February 2016, the principal shareholder and CEO of the Company advanced $10,000 to the Company for general working capital use.

On March 9, 2016, the principal shareholder and CEO of the Company advanced $15,000 to the Company for general working capital use.

EXHIBIT INDEX

Exhibit No.	Exhibit

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of the Company Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Company Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

