Form 10-Q
period 2016-03-31
SYDYS CORP
filed 2016-05-02
CIK 1309141

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

March 31, 2016

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

As of May 2, 2016, there were 12,000,000 shares issued and outstanding of the issuer's common stock, $.001 par value per share.

1

TABLE OF CONTENTS

SYDYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYDYS CORPORATION

 Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2016	2015
	(Unaudited)	*
ASSETS
Current Assets
Cash	$856	2,888

Total Assets	$856	$2,888

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$21,801	$39,619
Accrued expenses - related party	75,000	60,000
Accrued interest - related party	91,054	87,463
Advance - related party, net	60,127	26,749
Loans payable - related party	167,533	167,533

Total Current Liabilities	$415,515	$381,364

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock; $.001 par value; 20,000,000 shares authorized;
and 0 issued and outstanding at March 31, 2016 and
December 31, 2015	-	-
Common stock; $.001 par value; 100,000,000 shares authorized;
and 12,000,000 and 11,711,201 issued, issuable and outstanding
at March 31, 2016 and December 31, 2015 respectively	12,000	11,711
Additional paid-in capital	7,108	-
Accumulated deficit	(433,767)	(390,187)

Total Stockholders’ Deficit	(414,659)	(378,476)

	$856	$2,888

 * Derived from audited information

See notes to these unaudited condensed financial statements.

3

SYDYS CORPORATION

 Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenues
Interactive Media	$699	$133,469
	$699	$133,469

Operating Expenses
Cost of revenue	34	33,609
Professional fees	23,185	66,091
General and administrative	17,470	34,250

Total Operating Expenses	40,689	133,950

(Loss) Income From Operations	(39,990)	(481)

Other income (expense)
Interest expense - related party	(3,590)	(2,319)

Total other income (expense)	(3,590)	(2,319)

Net profit (loss) to Common Stockholders	$(43,580)	$(2,800)

Basic and Diluted Net Income (Loss) per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	11,890,131	10,874,854

See notes to these unaudited condensed financial statements.

4

SYDYS CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net profit (loss)	$(43,580)	$(2,800)

Adjustments to reconcile net income to cash provided by operating activities:
Shares issued for services	7,397	-
Changes on components of working capital:
(Increase) in accounts receivable	-	(4,674)
Decrease in other assets	-	13,854
(Decrease ) in accounts payable	(17,819)	(13,838)
Increase in accrued expenses	13,379	13,864
Increase in accrued interest expense – related party	3,591	2,319
Net Cash (Used) Provided in Operating Activities	$(37,032)	$8,725

Cash Flows from Investing Activities:
Funds advanced to shell prior to merger	$-	$(37,337)

Net Cash Used in Investing Activities	$-	$(37,337)

Cash Flows from Financing Activities:
Cash advanced by owners	$35,000	$-

Net Cash Provided by (Used in) Financing Activities	$35,000	$-

Net (Decrease) in Cash and Cash Equivalents	(2,032)	(28,612)

Cash and Cash Equivalents, Beginning of Period	2,888	35,865

Cash and Cash Equivalents, End of Period	$856	$7,253

See notes to these unaudited condensed financial statements.

5

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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended December 31, 2015, filed with the Commission on March 11, 2016. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2016.

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

SYDYS CORPORATION

Notes to Unaudited Condensed Financial Statements

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

Concentration of Credit Risk

•

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions.  At various times during the year, the Company may exceed the federally insured limits.  To mitigate this risk, the Company places its cash deposits only with high credit quality institutions.  Management believes the risk of loss is minimal.  At March 31, 2016 and December 31, 2015 the Company did not have any uninsured cash deposits.

SYDYS CORPORATION

Notes to Unaudited Condensed Financial Statements

•

During the three months ended March 31, 2016, one customer accounted for approximately 93% of revenues and three vendors accounted for approximately 77% of cost of revenues.

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

Going Concern

•

As of March 31, 2016, the Company had $856 of cash on hand and had an accumulated deficit of $433,767.  As of December 31, 2015 the Company had paused its revenue as our banner ad and pre-roll video business was changing search algorithms at search providers such as Google, Bing, Yahoo and lower tier sites and robotic traffic undermine the margins available to us. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a profitable business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

•

The Company’s ability to continue as a going concern is dependent upon raising capital through debt and equity financing on terms desirable to the Company and either finding a successful operating company to acquire or internally developing a profitable operation. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, the Company may, in the extreme situation, cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.

Related party note payable

•

The company received $111,533 of funding during 2006 & 2007 from Mr. Warsinske (sole proprietor at the time) for sundry capital requirements. This amount was increased by $6,000 during March of 2012.  This note was formalized during December of 2013. The terms of this agreement include an eight percent (8%) per annum interest rate and is due upon Mr. Warsinske providing the Company with written notice of demand, according to certain terms. However, Mr. Warsinske may not demand repayment of the Note until the Company has profitability over $100,000 and is in a positive cash flow position. At that time, Mr. Warsinske may demand repayment at which the Company has twelve months to pay through excess cash flow of ten percent (10%) per month. Imputed interest expense accrued on the note payable to Mr. Warsinske totaled $2,344 and $2,319 for the three months ended March 31, 2016 and 2015, respectively.

•

The company received two tranches of $25,000 each for an aggregate of $50,000 in April and June of 2015 from Mr. Warsinske, the company’s Chief Executive Officer, the proceeds were used for sundry working capital requirements. These two debentures mature twelve months from the first day of the month following the date of issuance and accrue interest at a 10% rate per annum. The company recorded $1,247 in interest expense related to these two debentures for the three month period ended March 31, 2016. The debentures are convertible at any time while outstanding into shares of common stock of the Company at the rate of $0.80 per share.  The Company’s common stock has had almost no trading for more than 1 year prior to issuance of the debentures and therefore the Company has estimated that the conversion price was in excess of the fair value of the common stock at the time of issuance and therefore no beneficial conversion feature was included at issuance.  The conversion feature has standard anti-dilution protections.

•

During the three month period ended March 31, 2016 Mr. Warsinske advanced the company in three separate tranches $35,000 to meet working capital requirements. Mr. Warsinske expects to be reimbursed for these obligations from the excess working capital of the company in future quarters.

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

SYDYS CORPORATION

Notes to Unaudited Condensed Financial Statements

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

•

In February 2016, the Company issued 288,799 shares of its common stock to its Chief Financial Officer for services provided in connection with business development work for the Company.  The Company valued the stock issued at approximately $0.02 per share based on its estimate of the cash value of the entity as the Company has only had 2 days since January 1, 2015 in which shares in the Company traded in the over-the-counter market, and each day only 100 shares traded.  Thus the Company believes that the bid and ask prices listed do not constitute an active market and therefore does not constitute an estimated fair value for its common stock.

6.

Subsequent Events

•

In April 2016, the principal shareholder and CEO of the Company advanced $10,000 to the Company for general working capital use.

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

Such forward-looking statements are made based on management's beliefs, as well as assumptions made by, and information currently available to, management pursuant to the safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company's actual results, events or financial positions to differ materially from those included within the forward-looking statements.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the availability of capital resources, our ability to identify a suitable operating company to acquire and complete an acquisition of such a company, changes in the securities or capital markets, and other factors disclosed under the caption Risk Factors” in our Annual Report on Form 8-K/A for the year ended December 31, 2015 filed with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.  Except as required by law, we undertake no obligation to disclose any revision to these forward-looking statements to reflect events or circumstances after the date made, changes in internal estimates or expectations, or the occurrence of unanticipated events.

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

Results of Operations for the three months ended March 31, 2016 compared to three months ended March 30, 2015

Results of Operations

Revenues

Overall, our revenues decreased 99% for the three months ended March 31, 2016 as compared to three months ended March 30, 2015 as we transition our business. Revenue associated with our new technology licensing was $699 representing one sale made during the quarter.  The Company does not expect to derive significant future revenue during the testing phase of the new technology/product.

11

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

Cost of revenues, as a percent of revenue was 5% for the three month period ended March 31, 2016 compared to 25% for the three month period ended March 30, 2015. During the three months ended March 31, 2015 the company had salaries for one of the officers included in the cost of revenues of $7,500 which was included in these expenses. Also included in 2015 was a one-time fee of $21,000 paid to one of our traffic providers, which accounted for 7% of the cost of revenue.

Professional Fees

Professional fees decreased approximately $43,000 to $16,077 in the first quarter of 2016. The decrease was a result of the acquisition of the business of OverAdMedia which occurred during the first quarter of 2015. We expect that our professional fees will remain at this reduced levels going forward as we incur the costs of being a public company have stabilized.  In addition we continue to expect that in future periods we will acquire other private or public small businesses, and we expect that it is likely that we will bear the significant share of the professional fees associated with those transactions.

General and Administrative Expense

General and Administrative expense were decreased approximately $17,000 in the first Quarter 2016.  As our business has been reduced many of the associated costs have also decreased. Nevertheless, in future periods we expect that our general and administrative expenses will increase to encompass the salary requirements of our executive officers and also if we are successful in growing our business we will need to increase our administrative staff to meet our business needs.

Interest Expense

Interest expense reflects costs associated with the implicit interest of 8% on loans funded by the sole proprietor for sundry capital requirements. This expense increase during the three month period ended March 31, 2016 to $ 3,591 compared to the respective period in 2015 of $2,319 which represented loans outstanding prior to the issues of the two debentures. During the first quarter the company continue to accruing for the 10% interest rate on the convertible debentures, which aggregated to a total of $1,247 for the quarter.  As we will need additional capital to pursue acquisitions and to grow our business, we expect that some of the capital we raise may be in the form of debt and therefore we expect in the future that interest expense may be substantially higher than current period levels.

Net Profit

Net profit decreased to a loss of $43,580 for the three month period ended March 31, 2016 as compared to the three month period ended March 30, 2015. Mainly attributable by the decrease revenue offset by the decrease in administrative expenses due to the volume decrease in revenue.

12

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2016 we had approximately $699 in cash and cash equivalents and a negative working capital of approximately $156,072 excluding the related party note payable and accrued interest. Our principal sources of operating capital have been through the generation of profit from our operations.  During this period, we were a private entity and the sole proprietor distributed essentially all of the free cash flow of business to himself.  Because of this, our liquidity and capital structure is not comparable to what we expect will happen in the future, as we do not expect to pay dividends to shareholders in the near future, but instead expect to retain that profit to help us grow the business.

We do not have any commitments for capital expenditures and we believe our working capital is sufficient to fund our operations for at least the next twelve months pending some nominal advances from our Chief Executive Officer.  We do not expect that our Chief Executive Officer and Chairman of the Board will make any demands for repayment of principal or interest in next twelve months.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our condensed unaudited financial statements for 2016 and 2015 appearing elsewhere in this report.

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

13

Item 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016, our disclosure controls and procedures were not effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sydys Corporation

Date: May 2, 2016	/s/ Michael Warsinske
Michael Warsinske
Chief Executive Officer

17